Form 10-Q
period 1996-06-30
AMERICAN INCOME FUND I-E
filed 1996-08-14
CIK 868681

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1996
                               ------------------------------------------------

                                         OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                              --------------------------   --------------------

                              --------------------------

For Quarter Ended June 30, 1996                  Commission File No. 0-20029


       American Income Fund I-E, a Massachusetts Limited Partnership
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                         04-3127244
- ------------------------------------                  -------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification No.)

98 North Washington Street, Boston, MA                02114
- ---------------------------------------               --------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------------


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X    No
                                             ----------  ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes_____ No______

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q


                                     INDEX


                                                                    Page
                                                                    ----


PART I.    FINANCIAL INFORMATION:


  Item 1.  Financial Statements


         Statement of Financial Position
         at June 30, 1996 and December 31, 1995                     3

         Statement of Operations
         for the three and six months ended
         June 30, 1996 and 1995                                     4

         Statement of Cash Flows
         for the six months ended
         June 30, 1996 and 1995                                     5

         Notes to the Financial Statements                        6-9


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        10-14


PART II. OTHER INFORMATION:

  Items 1 - 6                                                      15



                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          ------------  ------------
ASSETS
- -------

Cash and cash equivalents                  $ 1,777,562   $ 2,189,633

Contractual right for equipment                     --     1,276,051

Rents receivable                               913,847     1,087,061

Accounts receivable - affiliate                306,012       130,911

Note receivable - affiliate                    210,377       210,377

Equipment at cost, net of accumulated
 depreciation of $13,187,592 and
 $11,496,078 at June 30, 1996
 and December 31, 1995, respectively        17,016,002    13,860,717

Organization costs, net of accumulated
 amortization of $4,583 and $4,083 at
 June 30, 1996 and December 31, 1995,
 respectively                                      417           917
                                           -----------   -----------

   Total assets                            $20,224,217   $18,755,667
                                           ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------


Notes payable                              $ 8,070,628   $ 5,839,543
Accrued interest                                98,210        68,000
Accrued liabilities                             12,500        21,770
Accrued liabilities - affiliate                 13,360        11,875
Deferred rental income                         158,295       139,424
Cash distributions payable to partners         639,613       639,613
                                           -----------   -----------
   Total liabilities                         8,992,606     6,720,225
                                           -----------    -----------
Partners' capital (deficit):
  General Partner                             (412,770)     (372,579)
  Limited Partnership Interests
  (883,829.31 Units; initial purchase       11,644,381    12,408,021
  price of $25 each)                        ----------   -----------
    Total partners' capital                 11,231,611    12,035,442
                                           -----------    -----------
    Total liabilities and partners'
     capital                               $20,224,217   $18,755,667
                                           ===========   ===========



                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                               Three Months                  Six Months
                                               Ended June 30,               Ended June 30,
                                            1996            1995           1996          1995
                                       --------------  ---------------  -----------  ------------

Income:
   Lease revenue                           $1,356,132      $1,419,457    $2,660,995   $2,839,558
   Interest income                             27,182          32,217        94,473       63,835
   Interest income - affiliate                  4,615           7,176         9,230       17,061
   Gain (loss) on sale of equipment            39,921         (92,591)       27,017      (70,273)
                                           ----------      ----------    ----------   ----------
        Total income                        1,427,850       1,366,259     2,791,715    2,850,181
                                           ----------      ----------    ----------   ----------

Expenses:
   Depreciation and amortization              954,100         942,832     1,875,163    1,982,276
   Interest expense                           194,200         107,548       292,620      227,275
   Equipment management fees
   - affiliate                                 38,830          41,001        75,832       83,481
   Operating expenses - affiliate              49,233          29,880        72,705       64,144
                                           ----------      ----------    ----------   ----------
   Total expenses                           1,236,363       1,121,261     2,316,320    2,357,176
                                           ----------      ----------    ----------   ----------

Net income                                 $  191,487      $  244,998    $  475,395   $  493,005
                                           ==========      ==========    ==========   ==========

Net income per limited partnership unit    $     0.21      $     0.26    $     0.51   $     0.53
                                           ==========      ==========    ==========   ==========
Cash distributions declared
   per limited partnership unit            $     0.69      $     0.69    $     1.37   $     1.37
                                           ==========      ==========    ==========   ==========



                       The accompanying notes are an integral part
                            of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                             1996                     1995
                                         ------------             ------------

Cash flows from (used in) operating
 activities:
Net income                                $   475,395              $   493,005
Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization          1,875,163                1,982,276
     (Gain) loss on sale of equipment         (27,017)                  70,273
Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                         173,214                  (52,807)
     accounts receivable - affiliate         (175,101)                 (84,997)
     note receivable - affiliate                  --                   119,052
   Increase (decrease) in:
     accrued interest                          30,210                  (10,007)
     accrued liabilities                       (9,270)                    (500)
     accrued liabilities -  affiliate           1,485                   (2,202)
     deferred rental income                    18,871                  (30,516)
                                          -----------              -----------
      Net cash from operating activities    2,362,950                2,483,577
                                          -----------              -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                      (37,677)                      --
   Proceeds from equipment sales               83,775                  171,332
                                          -----------              -----------
      Net cash from investing activities       46,098                  171,332
                                          -----------              -----------
Cash flows used in financing activities:
   Principal payments - notes payable      (1,541,893)              (1,450,998)
   Distributions paid                      (1,279,226)              (1,279,226)
                                          -----------              -----------
     Net cash used in financing
       activities                          (2,821,119)              (2,730,224)
                                           -----------             -----------
Net decrease in cash and cash
 equivalents                                 (412,071)                 (75,315)
Cash and cash equivalents at beginning
 of period                                  2,189,633                2,488,845
                                          -----------              -----------
Cash and cash equivalents at end of
 period                                   $ 1,777,562              $ 2,413,530
                                          ===========              ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   262,410              $   237,282
                                          ===========              ===========

   Supplemental disclosure of non-cash investing and financing activities:
      See Notes 4 and 5 to the financial statements.


                  The accompanying notes are an integral part
                         of these fiancial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                 June 30, 1996

                                  (Unaudited)



   NOTE 1 - BASIS OF PRESENTATION
   ------------------------------

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six months ended June 30, 1996 and 1995 have been made and are reflected.


   NOTE 2 - CASH
   -------------

      The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


   NOTE 3 - REVENUE RECOGNITION
   ----------------------------

      Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $12,006,288 are due as follows:


For the year ending June 30, 1997     $ 4,669,298
                             1998       3,169,808
                             1999       1,488,414
                             2000         835,653
                             2001         638,421
                       Thereafter       1,204,694
                                      -----------
  Total                               $12,006,288
                                      ===========

      In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with an 11.74% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $338,000 of rental revenue in each of the years in the period ending June 30, 1999, and $197,000 in the year ending June 30, 2000, pursuant to the Southwest Aircraft lease agreement.

      Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)



(the "Finnair Aircraft") and a 17.43% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the "Reno Aircraft"). The Partnership will receive approximately $419,000 of rental revenue in each of the years in the period ending June 30, 1998 and approximately $309,000 in the year ending June 30, 1999, pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $309,000 of rental revenue in each of the years in the period ending June 30, 2002 and approximately $155,000 in the year ending June 30, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents reported above reflect the most recent LIBOR effected rental payment.


NOTE 4 - EQUIPMENT
- ------------------

      The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                      Lease Term                     Equipment
Equipment Type                                         (Months)                       at Cost
- ---------------                                  ------------------                -------------

Aircraft                                               39-81                       $  8,697,671
Materials handling                                      8-60                          5,260,530
Vessels                                                   72                          5,160,573
Construction & mining                                  36-72                          2,709,146
Trailers and intermodal containers                     78-99                          1,773,184
Locomotives                                               60                          1,572,196
Tractors & heavy duty trucks                           60-78                          1,493,330
General purpose plant/warehouse                           72                          1,193,417
Furniture & fixtures                                      60                            742,160
Retail store fixtures                                     48                            687,947
Communications                                         12-48                            659,442
Research & test                                           48                             99,130
Photocopying                                           12-36                             88,272
Computers & peripherals                                 1-36                             66,596
                                                                                   ------------

                                                            Total equipment cost     30,203,594

                                                        Accumulated depreciation    (13,187,592)
                                                                                   ------------

                                      Equipment, net of accumulated depreciation   $ 17,016,002
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

      Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in the Finnair Aircraft and a 17.43% ownership interest in the Reno Aircraft at a total cost to the Partnership of $2,718,900 and $2,367,806, respectively. To acquire the

                           AMERICAN INCOME FUND I-E
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


ownership interest in the Finnair Aircraft, the Partnership paid $909,035 in cash and obtained financing of $1,809,865 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $404,693 in cash and obtained financing of $1,963,113 from a third-party lender. The remaining ownership interests of 90.29% and 82.57% in the Finnair Aircraft and Reno Aircraft, respectively, are held by affiliated equipment leasing programs sponsored by AFG.

      At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $16,945,333, representing approximately 56% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $296,000 and $69,000, respectively, at June 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

      All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996       1995
                                   ---------  ---------

Equipment management fees           $ 75,832   $ 83,481
Administrative charges                10,500     10,500
Reimbursable operating expenses
    due to third parties              62,205     53,644
                                    --------   --------

                   Total            $148,537   $147,625
                                    ========   ========

      In 1991, the Partnership acquired 900 intermodal cargo containers, at a cost of $1,840,140, and leased such containers to ICCU Containers, S.p.A. ("ICCU"), an affiliate of Clou Investments (U.S.A.), Inc. ("CLOU"), which formerly owned a minority interest in AFG Holdings Illinois Limited Partnership. The ability of ICCU to fulfill all of its obligations under the lease contract deteriorated, in AFG's view, in 1994. As a result, AFG, on the Partnership's behalf, began negotiations with other parties to either assume the lease obligations of ICCU or acquire the containers. As a result of these negotiations, the Partnership transferred 899 containers, having a net book value of $1,037,983, to a third party on November 30, 1994. The Partnership received, as settlement from ICCU and the third party, consideration as follows:
(i) a contractual right to receive comparable containers with an estimated fair market value of $1,035,318 and (ii) beneficial assignment of an existing AFG note payable to CLOU which had a principal balance of $370,676 at the date of the transaction. The note has an effective interest rate of 8% and matures on December 31, 1996. AFG will pay all of the note balance plus interest to the Partnership according to the original amortization schedule. A portion of the consideration received was used to satisfy the Partnership's accounts receivable balance of $183,161 outstanding from ICCU at November 30, 1994. The remaining container of the original equipment group was disposed of in 1992 for a stipulated payment as a result of a casualty event.

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

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

      All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $306,012 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

      Notes payable at June 30, 1996 consisted of installment notes of $8,070,628 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 6% and 9.25%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30,1996.

      The annual maturities of the installment notes payable are as follows:


For the year ending June 30, 1997     $2,678,341
                             1998      1,573,397
                             1999      2,035,078
                             2000        612,930
                             2001        489,381
                       Thereafter        681,501
                                      ----------
                            Total     $8,070,628
                                      ==========


                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

      For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $1,356,132 and $2,660,995, respectively, compared to $1,419,457 and $2,839,558 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and a temporary decline in aircraft lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $174,279, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $266,415. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the six months ended June 30, 1996 reflects only a portion of the rents ultimately anticipated from the like-kind exchange.

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

      For the three and six months ended June 30, 1996, the Partnership earned interest income of $27,182 and $94,473, respectively, compared to $32,217 and $63,835 for the corresponding periods in 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The overall increase in interest income in 1996 compared to 1995 is a result of

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Parternship

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

interest of $36,763 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transactions, discussed below. During the three and six months ended June 30, 1996, the Partnership also earned interest income of $4,615 and $9,230, respectively, on a note receivable from AFG resulting from the settlement with ICCU Containers S.p.A. (See Note 5 to the financial statements) compared to $7,176 and $17,061 for the same periods in 1995. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

      For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $22,329 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $39,921 compared to a net loss of $92,591 on equipment having a net book value of $209,282 for the same period in 1995.

      For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $56,758 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $27,017 compared to a net loss of $70,273 on equipment having a net book value of $241,605 for the same period in 1995.

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

      Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in the Finnair Aircraft and a 17.43% ownership interest in the Reno Aircraft at a total cost to the Partnership of $2,718,900 and $2,367,806, respectively. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $909,035 and obtained financing of $1,809,865 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $404,693 and obtained financing of $1,963,113 from a third-party lender. The remaining ownership interests of 90.29% and 82.57% in the Finnair Aircraft and Reno Aircraft, respectively, are held by affiliated equipment leasing programs sponsored by AFG.

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

      Depreciation and amortization expense for the three and six months ended June 30, 1996 was $954,100 and $1,875,163, respectively, compared to $942,832 and $1,982,276 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $194,200 and $292,620, or 14.3% and 11% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $107,548 and $227,275, or 7.6% and 8% of lease revenue for the same periods in 1995. The increase in interest expense in 1996 compared to 1995 was due primarily to interest incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

      Management fees were approximately 2.9% of lease revenue for each of the three and six month periods ended June 30, 1996 and 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.6% and 2.7% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 2.1% and 2.3% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 is due principally to costs incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,362,950 and $2,483,577 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $37,677 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions in the corresponding period in 1995. During the six months ended June 30, 1996, the Partnership realized $83,775 in equipment sale proceeds compared to $171,332 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,279,226. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $1,215,265 and the General Partner was allocated 5%, or $63,961. The second quarter 1996 cash distribution was paid on July 15, 1996.

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



         AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /S/ Michael J. Butterfield
                       --------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date: August 14, 1996
                       --------------------------------------------------


                  By:  /s/ Gary M. Romano
                       --------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date: August 14, 1996
                       --------------------------------------------------