Form 10-Q
period 1996-09-30
AMERICAN INCOME FUND I-E
filed 1996-11-13
CIK 868681

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______________________to________________________

                              _______________________


For Quarter Ended September 30, 1996                 Commission File No. 0-20029



         American Income Fund I-E, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                                 04-3127244
----------------------------------------------------      --------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                          02114
----------------------------------------------------      --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No
                                               ---      ---

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
     Yes     No
         ---    ---

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX






PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                              Page
                                                                                           ----

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                     6-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             10-14


PART II. OTHER INFORMATION:

  Items 1 - 6                                                                               15


                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                          September 30,   December 31,
ASSETS                                         1996           1995
------                                    --------------  -------------

Cash and cash equivalents                   $ 1,756,346    $ 2,189,633

Contractual right for equipment                      --      1,276,051

Rents receivable                                756,067      1,087,061

Accounts receivable - affiliate                 200,594        130,911

Note receivable - affiliate                     210,377        210,377

Equipment at cost, net of accumulated
 depreciation of $14,036,657 and
 $11,496,078 at September 30, 1996
 and December 31, 1995, respectively         16,033,044     13,860,717

Organization costs, net of accumulated
 amortization of $4,833 and $4,083 at
 September 30, 1996 and December 31,
 1995, respectively                                 167            917
                                            -----------    -----------

        Total assets                        $18,956,595    $18,755,667
                                            ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------

Notes payable                               $ 7,260,189    $ 5,839,543
Accrued interest                                 61,469         68,000
Accrued liabilities                              18,750         21,770
Accrued liabilities - affiliate                  14,292         11,875
Deferred rental income                          188,779        139,424
Cash distributions payable to partners          639,613        639,613
                                            -----------    -----------

        Total liabilities                     8,183,092      6,720,225
                                            -----------    -----------
Partners' capital (deficit):
   General Partner                             (435,676)      (372,579)
   Limited Partnership Interests
   (883,829.31 Units; initial
   purchase price of $25 each)               11,209,179     12,408,021
                                            -----------    -----------

        Total partners' capital              10,773,503     12,035,442
                                            -----------    -----------

        Total liabilities and partners'
         capital                            $18,956,595    $18,755,667
                                            ===========    ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                  Three Months               Nine Months
                                               Ended September 30,       Ended September 30,
                                                1996        1995         1996          1995
                                           ------------  ------------  -----------  ------------
Income:

        Lease revenue                      $1,330,028    $1,391,459    $3,991,023   $4,231,017

        Interest income                        23,075        32,350       117,548       96,185

        Interest income - affiliate             4,662         4,125        13,892       21,186

        Gain (loss) on sale of equipment       (1,818)      (23,182)       25,199      (93,455)

        Loss on exchange of equipment              --      (776,635)           --     (776,635)
                                           ----------    ----------    ----------   ----------

          Total income                      1,355,947       628,117     4,147,662    3,478,298
                                           ----------    ----------    ----------   ----------

Expenses:

        Depreciation and amortization         943,200       943,257     2,818,363    2,925,533

        Interest expense                      145,898       134,228       438,518      361,503

        Equipment management fees
          - affiliate                          37,967        40,364       113,799      123,845

        Operating expenses - affiliate         47,376        29,381       120,081       93,525
                                           ----------    ----------    ----------   ----------

          Total expenses                    1,174,441     1,147,230     3,490,761    3,504,406
                                           ----------    ----------    ----------   ----------

Net income (loss)                          $  181,506    $ (519,113)   $  656,901   $  (26,108)
                                           ==========    ==========    ==========   ==========

Net income (loss)
        per limited partnership unit       $     0.20    $    (0.56)   $     0.71   $    (0.03)
                                           ==========    ==========    ==========   ==========
Cash distributions declared
        per limited partnership unit       $     0.69    $     0.69    $     2.06   $     2.06
                                           ==========    ==========    ==========   ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                     1996          1995
                                                ------------  ------------
Cash flows from (used in) operating
 activities:
Net income (loss)                               $   656,901   $   (26,108)

Adjustments to reconcile net income
 (loss) to net cash from operating activities:
       Depreciation and amortization              2,818,363     2,925,533
       (Gain) loss on sale of equipment             (25,199)       93,455
       Loss on exchange of equipment                     --       776,635

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                             330,994       (93,430)
       accounts receivable - affiliate              (69,683)      (99,321)
       note receivable - affiliate                       --       119,052
   Increase (decrease) in:
       accrued interest                              (6,531)          786
       accrued liabilities                           (3,020)           20
       accrued liabilities - affiliate                2,417          (106)
       deferred rental income                        49,355        (7,922)
                                                -----------   -----------

          Net cash from operating                 3,753,597     3,688,594
           activities                           -----------   -----------

Cash flows from (used in) investing
 activities:
   Purchase of equipment                            (37,677)           --
   Proceeds from equipment sales                    121,965       225,215
                                                -----------   -----------

          Net cash from investing activities         84,288       225,215
                                                -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable            (2,352,332)   (2,083,276)
   Distributions paid                            (1,918,840)   (1,918,840)
                                                -----------   -----------

          Net cash used in financing activities  (4,271,172)   (4,002,116)
                                                -----------   -----------

Net decrease in cash and cash equivalents          (433,287)      (88,307)

Cash and cash equivalents at beginning
  of period                                       2,189,633     2,488,845
                                                -----------   -----------

Cash and cash equivalents at end of period      $ 1,756,346   $ 2,400,538
                                                ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest     $   445,049   $   360,717
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

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                               September 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine months ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $10,813,866 are due as follows:

For the year ending September 30,     1997  $ 4,376,036
                                      1998    2,731,201
                                      1999    1,272,194
                                      2000      751,075
                                      2001      638,371
                                Thereafter    1,044,989
                                            -----------

                                     Total  $10,813,866
                                            ===========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with an 11.74% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $338,000 of rental revenue in each of the years in the period ending September 30, 1999, and $113,000 in the year ending September 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft") and a 17.43% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the "Reno Aircraft"). The Partnership will receive approximately $419,000 of rental revenue in each of the years in the period ending September 30, 1998 and approximately $205,000 in the year ending September 30, 1999 pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $309,000 of rental revenue in each of the years in the period ending September 30, 2002 and approximately $77,000 in the year ending September 30, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents reported above reflect the most recent LIBOR effected rental payment.


NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                            Lease Term             Equipment
Equipment Type                               (Months)               at Cost
--------------                              -------------      --------------

Aircraft                                     39-81             $  8,697,671
Vessels                                         72                5,160,573
Materials handling                            8-60                5,146,276
Construction & mining                        36-72                2,709,146
Trailers and intermodal containers           78-99                1,773,184
Locomotives                                     60                1,572,196
Tractors & heavy duty trucks                 60-78                1,493,330
General purpose plant/warehouse                 72                1,193,417
Furniture & fixtures                            60                  742,160
Retail store fixtures                           48                  687,947
Communications                               12-48                  659,442
Research & test                                 48                   99,130
Photocopying                                 12-36                   68,633
Computers & peripherals                       1-36                   66,596
                                                               ------------

                                        Total equipment cost     30,069,701

                                    Accumulated depreciation    (14,036,657)
                                                               ------------

                  Equipment, net of accumulated depreciation   $ 16,033,044
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

  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in the Finnair Aircraft and a 17.43% ownership interest in the Reno Aircraft at a total cost to the Partnership of $2,718,900 and $2,367,806, respectively. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $909,035 in cash and obtained financing of $1,809,865 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $404,693 in cash and obtained financing of $1,963,113 from a third-party lender. The remaining ownership interests of 90.29% and 82.57% in the Finnair Aircraft and the Reno Aircraft, respectively, are held by affiliated equipment leasing programs sponsored by AFG.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $16,945,333, representing approximately 56% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,159,000 and $241,000, respectively, at September 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996       1995
                                     ---------  --------

  Equipment management fees           $113,799  $123,845
  Administrative charges                15,750    15,750
  Reimbursable operating expenses
     due to third parties              104,331    77,775
                                      --------  --------

                     Total            $233,880  $217,370
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

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $200,594 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $7,260,189 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 6% and 9.25%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:

For the year ending September 30,     1997   $2,103,859
                                      1998    1,439,028
                                      1999    1,776,537
                                      2000      418,390
                                      2001      365,803
                                Thereafter    1,156,572
                                            -----------

                                     Total   $7,260,189
                                            ===========


                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,330,028 and $3,991,023, respectively, compared to $1,391,459 and $4,231,017 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and the sale of equipment. The Partnership concluded an aircraft exchange late in the first quarter of 1996 (see discussion below). As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $174,279, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $266,415. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine months ended September 30, 1996 does not fully reflect the rents ultimately anticipated from the like-kind exchange.

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

  For the three and nine months ended September 30, 1996, the Partnership earned interest income of $23,075 and $117,548, respectively, compared to $32,350 and $96,185 for the corresponding periods in 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The overall increase in interest income in 1996 compared to 1995 is a result of interest of $36,763 earned on cash held in a special-purpose escrow in connection with the like-kind exchange transactions,

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

discussed below. During the three and nine months ended September 30, 1996, the Partnership also earned interest income of $4,662 and $13,892, respectively, on a note receivable from AFG resulting from the settlement with ICCU Containers S.p.A. (See Note 5 to the financial statements), compared to $4,125 and $21,186 for the same periods in 1995. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

  For the three months ended September 30, 1996, the Partnership sold equipment having a net book value of $40,008 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $1,818 compared to a net loss of $23,182 on equipment having a net book value of $77,065 for the same period in 1995.

  For the nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $96,766 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $25,199 compared to a net loss of $93,455 on equipment having a net book value of $318,670 for the same period in 1995.

  In September 1995, the Partnership transferred its 27.02% ownership interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes. The Partnership received aggregate cash consideration of $2,225,548 including $174,279 for rent accrued through the transfer date. A portion of the consideration was used to satisfy the balance of outstanding debt and interest of $339,017. The net cash consideration of $1,712,252 was deposited into a special-purpose escrow account through a third-party exchange agent pending the completion of the aircraft exchange. The Partnership's interest in the Aircraft had a net book value of $2,827,904 at the date of transfer and resulted in a net loss for financial reporting purposes of $776,635.

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

  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of a 9.71% ownership interest in the Finnair Aircraft and a 17.43% ownership interest in the Reno Aircraft at a total cost to the Partnership of $2,718,900 and $2,367,806, respectively. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $909,035 and obtained financing of $1,809,865 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $404,693 and obtained financing of $1,963,113 from a third-party lender. The remaining ownership interests of 90.29% and 82.57% in the Finnair Aircraft and the Reno Aircraft, respectively, are held by affiliated equipment leasing programs sponsored by AFG.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $943,200 and $2,818,363, respectively, compared to $943,257 and $2,925,533 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $145,898 and $438,518, or 11% of lease revenue for each of the three and nine month periods ended September 30, 1996, respectively, compared to $134,228 and $361,503, or 9.6% and 8.5% of lease revenue for the same periods in 1995. The increase in interest expense in 1996 compared to 1995 was due primarily to interest incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 2.9% of lease revenue for each of the three and nine month periods ended September 30, 1996 and 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.6% and 3% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 2.1% and 2.2% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 is due principally to costs incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,753,597 and $3,688,594 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $37,677 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions in the corresponding period in 1995. During the nine months ended September 30, 1996, the Partnership realized $121,965 in equipment sale proceeds compared to $225,215 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,918,840. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $1,822,898 and the General Partner was allocated 5%, or $95,942. The third quarter 1996 cash distribution was paid on October 15, 1996.

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



         AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ----------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       ----------------------------------------------



                  By:  /s/  Gary M. Romano
                       ----------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       ----------------------------------------------