Form 10-Q
period 1997-03-31
AMERICAN INCOME FUND I-E
filed 1997-05-15
CIK 868681

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ---------------------

                              ------------------------

For Quarter Ended March 31, 1997                    Commission File No. 0-20029

         American Income Fund I-E, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3127244
------------------------------------                       --------------------
(State orother jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

98 North Washington Street, Boston, MA                       02114
------------------------------------                       --------------------
(Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code (617) 854-5800
                                                      -------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes    No
                                                     ---   ---

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                PAGE
                                                               ------

PART I.    FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position
       at March 31, 1997 and December 31, 1996                   3

    Statement of Operations
       for the three months ended March 31, 1997 and 1996        4

    Statement of Cash Flows
       for the three months ended March 31, 1997 and 1996        5

    Notes to the Financial Statements                           6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    10-13

PART II. OTHER INFORMATION:

Items 1-6                                                        14


                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1997 and December 31, 1996

                                  (Unaudited)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------

ASSETS

Cash and cash equivalents......................................  $   1,853,723  $   1,838,896

Rents receivable...............................................        991,655        864,959

Accounts receivable--affiliate.................................        311,581        239,386

Equipment at cost, net of accumulated depreciation of
  $14,574,196 and $14,050,647 at March 31, 1997 and December
  31, 1996, respectively.......................................     14,270,292     15,131,587
                                                                 -------------  -------------

       Total assets............................................  $  17,427,251  $  18,074,828
                                                                 -------------  -------------
                                                                 -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable..................................................  $   5,860,018  $   6,586,970
Accrued interest...............................................         77,716         96,123
Accrued liabilities............................................         19,000         23,250
Accrued liabilities--affiliate.................................         51,844         34,223
Deferred rental income.........................................         50,898        155,008
Cash distributions payable to partners.........................        313,993        313,993
                                                                 -------------  -------------

       Total liabilities.......................................      6,373,469      7,209,567
                                                                 -------------  -------------

Partners' capital (deficit):
    General Partner............................................       (421,662)      (431,088)

   Limited Partnership Interests
   (883,829.31 Units; initial purchase price of $25 each)......     11,475,444     11,296,349
                                                                 -------------  -------------

       Total partners' capital.................................     11,053,782     10,865,261
                                                                 -------------  -------------

       Total liabilities and partners' capital.................  $  17,427,251  $  18,074,828
                                                                 -------------  -------------
                                                                 -------------  -------------

    The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
                for the three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------

Income:

    Lease revenue.................................................  $  1,417,382  $  1,304,863

    Interest income...............................................        24,532        67,291

    Interest income--affiliate....................................       --              4,615

    Gain (loss) on sale of equipment..............................        41,738       (12,904)
                                                                    ------------  ------------

         Total income.............................................     1,483,652     1,363,865

Expenses:

    Depreciation and amortization.................................       830,583       921,063

    Interest expense..............................................        80,029        98,420

    Equipment management fees--affiliate..........................        45,779        37,002

    Operating expenses--affiliate.................................        24,747        23,472
                                                                    ------------  ------------

         Total expenses...........................................       981,138     1,079,957
                                                                    ------------  ------------

Net income........................................................  $    502,514  $    283,908
                                                                    ------------  ------------
                                                                    ------------  ------------
 Net income
    per limited partnership unit..................................  $       0.54  $       0.31
                                                                    ------------  ------------
                                                                    ------------  ------------
 Cash distribution declared
    per limited partnership unit..................................  $       0.34  $       0.69
                                                                    ------------  ------------
                                                                    ------------  ------------

    The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                        1997         1996
                                                                     -----------  -----------

Cash flows from (used in) operating activities:
Net income.........................................................  $   502,514  $   283,908

Adjustments to reconcile net income to
    net cash from operating activities:
          Depreciation and amortization............................      830,583      921,063
          (Gain) loss on sale of equipment.........................      (41,738)      12,904
Changes in assets and liabilities
    Decrease (increase) in:
          rents receivable.........................................     (126,696)      41,205
          accounts receivable--affiliate...........................      (72,195)     (75,290)
    Increase (decrease) in:
          accrued interest.........................................      (18,407)     (14,529)
          accrued liabilities......................................       (4,250)        (250)
          accrued liabilities--affiliate...........................       17,621        8,375
          deferred rental income...................................     (104,110)      29,862
                                                                     -----------  -----------
            Net cash from operating activities.....................      983,322    1,207,248
                                                                     -----------  -----------

Cash flows from (used in) investing activities:

    Purchase of equipment..........................................           --      (37,677)
    Proceeds from equipment sales..................................       72,450       21,525
                                                                     -----------  -----------
            Net cash from (used in) investing activities...........       72,450      (16,152)
                                                                     -----------  -----------
Cash flows used in financing activities:
    Principal payments--notes payable..............................     (726,952)    (747,590)
    Distributions paid.............................................     (313,993)    (639,613)
                                                                     -----------  -----------
             Net cash used in financing activities.................   (1,040,945)  (1,387,203)
                                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalents...............       14,827     (196,107)
                                                                      -----------  -----------
Cash and cash equivalents at beginning of period...................    1,838,896    2,189,633
                                                                      -----------  -----------
Cash and cash equivalents at end of period.........................  $ 1,853,723  $ 1,993,526

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest.......................  $    98,436  $   112,949
                                                                     ===========  ============

    Supplemental disclosure of investing and financing activities:
       At December 31, 1995, the Partnership held $1,276,051 in a special-purpose escrow account pending the completion of an aircraft exchange (See Results of Operations). The Partnership completed the exchange in March 1996 obtaining interests in aircraft at an aggregate cost of $5,086,706, utilizing cash of $1,313,728 (including the escrowed funds) and third-party financing of $3,772,978.

    The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  MARCH 31, 1997

                                  (Unaudited)



NOTE 1--BASIS OF PRESENTATION
-----------------------------

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three months ended March 31, 1997 and 1996 have been made and are reflected.


NOTE 2--CASH
------------

    At March 31, 1997, the Partnership had $1,810,000 invested in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3--REVENUE RECOGNITION
---------------------------

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $8,272,585 are due as follows:

For the year ending March 31, 1998                  $3,599,118
                              1999                   1,755,088
                              2000                     919,082
                              2001                     637,322
                              2002                     637,322
                        Thereafter                     724,653
                                                    ----------

                              Total                 $8,272,585
                                                    ==========

NOTE 4--EQUIPMENT
-----------------

    The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

                                                                    Lease Term     Equipment
          Equipment Type                                             (Months)       at Cost
          --------------                                           -------------  ------------

Aircraft.........................................................      39-81      $  8,697,671
Vessels..........................................................         72         5,160,573
Materials handling...............................................       8-60         4,762,353
Construction & mining............................................      36-72         2,709,146
Trailers and intermodal containers...............................      78-99         1,773,184
Locomotives......................................................         60         1,572,196
Tractors & heavy duty trucks.....................................      60-78         1,493,330
General purpose plant/warehouse..................................         72         1,193,417
Retail store fixtures............................................         48           687,947
Communications...................................................      12-48           659,442
Photocopying.....................................................      12-36            68,633
Computers & peripherals..........................................       1-36            66,596
                                                                                  ------------
                                                        Total equipment cost        28,844,488

                                                    Accumulated depreciation       (14,574,196)
                                                                                   ------------
                                  Equipment, net of accumulated depreciation      $ 14,270,292
                                                                                  ------------
                                                                                  ------------

    At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $16,945,333, representing approximately 59% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $3,141,000 and $535,000, respectively, at March 31, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. See also Note 8--Subsequent Event.

NOTE 5--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                     1997           1996
                                                   ---------     ---------

    Equipment management fees..................    $  45,779     $  37,002
    Administrative charges.....................        9,936         5,250
    Reimbursable operating expenses
        due to third parties...................       14,811        18,222
                                                   ---------     ---------

                                  Total........    $  70,526     $  60,474
                                                   ---------     ---------
                                                   ---------     ---------

    During the three months ended March 31, 1996, the Partnership earned interest income of $4,615, on a note receivable from EFG resulting from a settlement with ICCU Containers, S.p.A, a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group.

                          AMERICAN INCOME FUND I-E,
                     a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $311,581 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

NOTE 6--NOTES PAYABLE
---------------------

    Notes payable at March 31, 1997 consisted of installment notes of $5,860,018 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 7.35% and 8.95%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.7% at March 31, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the primary lease terms related to aircraft leased by Finnair OY and Reno Air of $922,830 and $555,597, respectively. The carrying amount of notes payable approximates fair value at March 31,1997.

    The annual maturities of the installment notes payable are as follows:

For the year ending March 31, 1998                  $2,166,682
                              1999                   1,123,008
                              2000                   1,367,663
                              2001                     237,646
                              2002                     257,002
                        Thereafter                     708,017
                                                    ----------

                             Total                  $5,860,018

                                                    ==========

NOTE 7--LEGAL PROCEEDINGS
-------------------------

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

                          AMERICAN INCOME FUND I-E,
                     a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


NOTE 8--SUBSEQUENT EVENT
------------------------

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for 1,987,000 shares of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

    The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The above-referenced Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

    As a result of the exchange transaction and its original 67% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Partnership received $884,740 in cash and is the beneficial owner of 425,743 shares of Banyan common stock and holds a beneficial interest in the Banyan Note of $938,718.

    Cash equal to the amount of the Banyan Note is being held by Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

    In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by October 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

                           AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations. Three months ended March 31, 1997 compared to the three
        -----------------------------------------------------------------------
        months ended March 31, 1996:
        ----------------------------
Overview
--------

    The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash and future cash flow to retire indebtedness. This will negatively effect short-term cash distributions.

Results of Operations
---------------------

    For the three months ended March 31, 1997, the Partnership recognized lease revenue of $1,417,382 compared to $1,304,863 for the same period in 1996. The increase in lease revenue from 1996 to 1997 reflects the effects of an aircraft exchange concluded in March 1996 offset by lease term expirations and equipment sales. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the first quarter of 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $266,000 of lease revenue during the first quarter of 1997 compared to approximately $85,000 for the same period in 1996. In the future, lease revenue will decline due to primary and renewal lease term expirations and the sale of equipment.

    The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

    For the three months ended March 31, 1997, the Partnership earned interest income of $24,532 compared to $67,291 for the same period in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $36,763 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above. During the three months ended March 31, 1996, the Partnership earned interest income of $4,615, on a note receivable from EFG resulting from a settlement with ICCU Containers, S.p.A, a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group. All

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


amounts due from EFG pursuant to this note had been received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.


    For the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $30,712, to existing lessees and third parties. These sales resulted in net gain, for financial statement purposes, of $41,738 compared to a net loss of $12,904 on equipment having a net book value of $34,429 during the corresponding period in 1996.

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

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

    Depreciation and amortization expense for the three months ended March 31, 1997 was $830,583 compared to $921,063 for the same period in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $80,029 or 5.7% of lease revenue for the three months ended March 31, 1997, compared to $98,420 or 7.5% of lease revenue for the same period in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were approximately 3.2% of lease revenue during the three months ended March 31, 1997 compared to 2.8% of lease revenue for the same period in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively,

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



operating expenses represented 1.8% of lease revenue during each of the three months ended March 31, 1997 and 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $983,322 and $1,207,248 for the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. For the three months ended March 31, 1996, the Partnership expended $37,677 in connection with the like-kind exchange transaction referred to above. There were no equipment acquisitions in the corresponding period in 1997. During the three months ended March 31, 1997, the Partnership realized $72,450 in equipment sale proceeds compared to $21,525 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the amount of cash used to repay debt obligations may fluctuate due to the use of the Partnership's available cash and future cash flow to retire indebtedness (see Overview). In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $922,830 and $555,597, respectively.

Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $313,993. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $298,293 and the General Partner was allocated 5%, or $15,700. The first quarter 1997 cash distribution was paid on April 14, 1997.

    Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

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

                         Refer to Note 7 herein.

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



        AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


             By:    AFG Leasing VI Incorporated, a Massachusetts
                    corporation and the General Partner of
                    the Registrant.


             By:    /s/  Michael J. Butterfield
                    --------------------------------------------
                    Michael J. Butterfield
                    Treasurer of AFG Leasing VI Incorporated
                    (Duly Authorized Officer and
                    Principal Accounting Officer)


             Date:  May 15, 1997
                    -------------------------------------------


             By:    /s/  Gary Romano
                    --------------------------------------------
                    Gary M. Romano
                    Clerk of AFG Leasing VI Incorporated
                    (Duly Authorized Officer and
                    Principal Financial Officer)


             Date:  May 15, 1997
                    ------------------------------------------