Form 10-Q
period 1997-09-30
AMERICAN INCOME FUND I-E
filed 1997-11-14
CIK 868681

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

                                          OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------

                              -------------------

For Quarter Ended September 30, 1997                 Commission File No. 0-20029


            American Income Fund I-E, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Massachusetts                          04-3127244
--------------------------------------       --------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)                Identification No.)

88 Broad Street, Boston, MA                       02110
---------------------------------------      ---------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  -----------------------


_______________________________________________________________________________
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
         Yes     No
            ---     ---

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                                      FORM 10-Q

                                        INDEX



                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Statement of Financial Position
            at September 30, 1997 and December 31, 1996                        3

           Statement of Operations
            for the three and nine months ended September 30, 1997 and 1996    4

           Statement of Cash Flows
            for the nine months ended September 30, 1997 and 1996              5

           Notes to the Financial Statements                                6-10


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-16


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                 17

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                           STATEMENT OF FINANCIAL POSITION
                       September 30, 1997 and December 31, 1996

                                     (Unaudited)



                                                           September 30,    December 31,
                                                               1997             1996
                                                           -------------    ------------

ASSETS

Cash and cash equivalents                                   $ 3,234,069      $ 1,838,896

Rents receivable                                                347,395          864,959

Accounts receivable - affiliate                                 292,614          239,386

Note receivable - Banyan                                        938,718               --

Investment in Banyan                                            638,615               --

Equipment at cost, net of accumulated depreciation of
   $10,392,826 and $14,050,647 at September 30, 1997
   and December 31, 1996, respectively                       10,603,003        15,131,587
                                                            -----------       -----------

    Total assets                                            $16,054,414       $18,074,828
                                                            -----------       -----------
                                                            -----------       -----------
  LIABILITIES AND PARTNERS' CAPITAL


Notes payable                                               $ 5,045,326       $ 6,586,970
Accrued interest                                                 42,685           96,123
Accrued liabilities                                              22,500           23,250
Accrued liabilities - affiliate                                  17,598           34,223
Deferred rental income                                           59,217          155,008
Cash distributions payable to partners                          313,993          313,993
                                                            -----------       -----------
    Total liabilities                                         5,501,319        7,209,567
                                                            -----------       -----------
Partners' capital (deficit):
  General Partner                                              (446,696)        (431,088)
  Limited Partnership Interests
  (883,829.31 Units; initial purchase price of $25 each)     10,999,791       11,296,349
                                                            -----------       -----------
    Total partners' capital                                  10,553,095       10,865,261
                                                            -----------       -----------
    Total liabilities and partners' capital                 $16,054,414      $18,074,828
                                                            -----------       -----------
                                                            -----------       -----------

                      The accompanying notes are an integral part
                             of these financial statements.

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                               STATEMENT OF OPERATIONS
           for the three and nine months ended September 30, 1997 and 1996

                                     (Unaudited)


                                                     Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                                   1997         1996           1997          1996
                                                   -----        -----          ----         -----
Income:

  Lease revenue                                 $ 744,764    $ 1,330,028       $ 3,837,800   $3,991,023

  Interest income                                  38,117         23,075            83,725      117,548

  Interest income - affiliate                          --          4,662                --       13,892

  Gain (loss) on sale/exchange of equipment      (158,488)        (1,818)         (613,623)      25,199
                                                ---------     ----------        ----------   ----------
    Total income                                  624,393      1,355,947         3,307,902    4,147,662
                                                ---------     ----------        ----------   ----------
Expenses:

  Depreciation and amortization                   595,197        943,200         2,101,570    2,818,363

  Interest expense                                 91,716        145,898           284,409      438,518

  Equipment management fees - affiliate            31,078         37,967           124,725      113,799

  Operating expenses - affiliate                   92,250         47,376           167,388      120,081
                                                ---------     ----------        ----------   ----------
    Total expenses                                810,241      1,174,441         2,678,092    3,490,761
                                                ---------     ----------        ----------   ----------

Net income (loss)                               $(185,848)    $  181,506        $  629,810   $  656,901
                                                ---------     ----------        ----------   ----------
                                                ---------     ----------        ----------   ----------
Net income (loss)
  per limited partnership unit                  $   (0.20)    $     0.20        $     0.68   $     0.71
                                                ---------     ----------        ----------   ----------
                                                ---------     ----------        ----------   ----------

Cash distributions declared
  per limited partnership unit                  $    0.34     $     0.69        $     1.01   $     2.06
                                                ---------     ----------        ----------   ----------
                                                ---------     ----------        ----------   ----------
Net income (loss)

                      The accompanying notes are an integral part
                             of these financial statements.

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                               STATEMENT OF CASH FLOWS
                for the nine months ended September 30, 1997 and 1996

                                     (Unaudited)


                                                           1997          1996
                                                           ----          ----

Cash flows from (used in) operating activities:
Net income                                             $  629,810    $  656,901

Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation and amortization                         2,101,570     2,818,363
  (Gain) loss on sale/exchange of equipment               613,623       (25,199)
Changes in assets and liabilities
  Decrease (increase) in:
   rents receivable                                       517,564       330,994
   accounts receivable - affiliate                        (53,228)      (69,683)
  Increase (decrease) in:
   accrued interest                                       (53,438)       (6,531)
   accrued liabilities                                       (750)       (3,020)
   accrued liabilities - affiliate                        (16,625)        2,417
   deferred rental income                                 (95,791)       49,355
                                                        ---------     ---------
     Net cash from operating activities                 3,642,735     3,753,597
                                                        ---------     ---------
                                                        ---------     ---------

Cash flows from (used in) investing activities:
  Investment in Banyan stock                             (638,615)           --
  Note receivable - Banyan                               (938,718)           --
  Purchase of equipment                                        --       (37,677)
  Proceeds from equipment sales                         2,441,437       121,965
                                                        ---------     ---------
  Net cash from investing activities                      864,104        84,288
                                                        ---------     ---------
                                                        ---------     ---------

Cash flows used in financing activities:
  Principal payments - notes payable                   (2,169,690)   (2,352,332)
  Distributions paid                                     (941,976)   (1,918,840)
                                                       ----------    ----------
    Net cash used in financing activities              (3,111,666)   (4,271,172)
                                                       ----------    ----------
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents    1,395,173      (433,287)

Cash and cash equivalents at beginning of period        1,838,896     2,189,633
                                                       ----------    ----------

Cash and cash equivalents at end of period             $3,234,069    $1,756,346
                                                       ----------    ----------
                                                       ----------    ----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $  337,847   $   445,049
                                                       ----------    ----------
                                                       ----------    ----------

Supplemental disclosure of non-cash investing and financing activities:

  See Note 4 to the financial statements.


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

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                             Notes to Financial Statements
                                September 30, 1997

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine months ended September 30, 1997 and 1996 have been made and are reflected.


NOTE 2 - CASH

    At September 30, 1997, the Partnership had invested $3,130,000 in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,883,664 are due as follows:

    For the year ending September 30, 1998              $ 2,105,102
                                      1999                1,453,188
                                      2000                  950,417
                                      2001                  837,463
                                      2002                  837,463
                                Thereafter                  700,031
                                                        -----------
                                     Total              $ 6,883,664
                                                        -----------
                                                        -----------

NOTE 4 - EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                             Notes to Financial Statements


                                    (Continued)


                                                                       Remaining
                                                                       Lease Term       Equipment
              Equipment Type                                            (Months)         at Cost
              --------------                                           ----------       ---------
Aircraft                                                                     3-63      $  8,697,671
Materials handling                                                           0-18         3,785,590
Construction & mining                                                         0-3         1,770,212
Trailers and intermodal containers                                             69         1,766,036
Locomotives                                                                    78         1,524,831
General purpose plant/warehouse                                                 3         1,193,417
Tractors & heavy duty trucks                                                  0-9           807,848
Retail store fixtures                                                           0           687,947
Communications                                                               0-12           659,442
Photocopying                                                                  0-1            64,895
Computers & peripherals                                                         0            37,940
                                                                                         ----------
                                                             Total equipment cost        20,995,829

                                                        Accumulated depreciation        (10,392,826)
                                                                                       ------------

                                      Equipment, net of accumulated depreciation       $ 10,603,003
                                                                                       ------------
                                                                                       ------------

    During August 1997, the Partnership and another EFG-sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Partnership's original locomotives had a cost and net book value of $1,572,197 and $1,047,043, respectively, and had associated indebtedness of $411,997 at the time of the exchange. The replacement locomotives were recorded at their fair value of $1,524,829 and the Partnership assumed associated debt of $1,040,043. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $150,260.

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,205,958, representing approximately 53% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,163,000 and $130,000, respectively, at September 30, 1997. The General Partner is actively seeking the sale or re-lease or all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT IN BANYAN

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                             Notes to Financial Statements


                                    (Continued)


estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $85,149 is scheduled to be paid to the Partnership on or before November 15, 1997.

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


NOTE 6 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                             Notes to Financial Statements


                                    (Continued)


                                               1997                1996
                                          ------------        ------------

    Equipment management fees             $    124,725        $    113,799
    Administrative charges                      46,395              15,750
    Reimbursable operating expenses
         due to third parties                  120,993             104,331
                                          ------------        ------------

                     Total                $    292,113        $    233,880
                                          ------------        ------------
                                          ------------        ------------

    During the nine months ended September 30, 1996, the Partnership earned interest income of $13,892, on a note receivable from EFG resulting from a settlement with ICCU Containers, S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group.

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $292,614 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.


NOTE 7 - NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $5,045,326 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 7.35% and 8.95%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.66% at September 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $922,830 and $555,597, respectively. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the installment notes payable are as follows:

    For the year ending September 30, 1998                $ 1,129,195
                                      1999                  1,730,687
                                      2000                    487,707
                                      2001                    405,913
                                      2002                    437,049
                                Thereafter                    854,775
                                                          -----------
                                     Total                $ 5,045,326
                                                          -----------
                                                          -----------

NOTE 8 - LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                             Notes to Financial Statements


                                    (Continued)


("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

    On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

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


Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

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


Results of Operations

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $744,764 and $3,837,800, respectively, compared to $1,330,028 and $3,991,023 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 resulted from lease term expirations and equipment sales offset by the receipt in 1997 of prepaid contractual rental obligations of $878,320 associated with the exchange of its interest in a vessel (see discussion below) and the impact of an aircraft exchange concluded in March 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine months ended September 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $791,000 of lease revenue during the nine months ended September 30, 1997 compared to approximately $452,000 for the same period in 1996. In the future, lease revenue will decline due to primary and renewal lease term expirations and the sale of equipment.

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

    For the three and nine months ended September 30, 1997, the Partnership earned interest income of $38,117 and $83,725, respectively, compared to $23,075 and $117,548 for the corresponding periods in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1996 included interest of $36,763 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above. During the three and nine months ended September 30, 1996, the Partnership earned interest income of $4,662 and $13,892, respectively, on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group. All amounts due from EFG pursuant to this note were received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

    During the three and nine months ended September 30, 1997, the Partnership sold or exchanged equipment having a net book value of $242,786 and $3,055,060, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $158,488 and $613,623, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $5,160,573 and $2,386,249, respectively. In connection with this transaction, the Partnership realized proceeds of $1,578,208, which resulted in a net loss, for financial statement purposes, of $808,041. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel. The equipment transactions also include the exchange of certain locomotives as described below.

    During August 1997, the Partnership and another EFG-sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Partnership's original locomotives had a cost and net book value of $1,572,197 and $1,047,043, respectively, and had associated indebtedness of $411,997 at the time of the exchange. The replacement locomotives were recorded at their fair value of $1,524,829 and the Partnership assumed associated debt of $1,040,043. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $150,260.

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $85,149 is scheduled to be paid to the Partnership on or before November 15, 1997.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

    During the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $40,008 and $96,766 to existing lessees and third parties. These sales resulted in a net loss and a net gain, for financial statement purposes, of $1,818 and $25,199, respectively.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $595,187 and $2,101,570, respectively, compared to $943,200 and $2,818,363 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $91,716 and $284,409, or 12.3% and 7.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $145,898 and $438,518, or 11% of lease revenue for each of the same periods in 1996. Interest expense in future periods will continue to decline in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were approximately 4.2% and 3.2% of lease revenue for the three and nine months ended September 30, 1997, compared to 2.9% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 12.4% and 4.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 3.6% and 3% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 resulted primarily due to increases in administrative charges and professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,642,735 and $3,753,597 for the nine months ended September 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended
September 30, 1997, the Partnership realized net cash proceeds of $2,441,437, including proceeds from the vessel exchange transaction, compared to $121,965 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $37,677 in cash in connection with the aircraft like-kind exchange transactions referred to above. There were no equipment acquisitions during the corresponding period in 1997.

    As a result of the vessel exchange transaction (see Results of Operations) the Partnership became the beneficial owner of 425,743 shares of Banyan common stock valued at $638,615 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $938,718.

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

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $941,976. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $894,877 and the General Partner was allocated 5%, or $47,099. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                              AMERICAN INCOME FUND I-E,
                         a Massachusetts Limited Partnership

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION



    Item 1.        Legal Proceedings
                   Response:

                   Refer to Note 8 to the financial statements herein.

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


                    Date:   November 14, 1997
                            ---------------------------------------------

                      By:   /s/ Gary M. Romano
                            ---------------------------------------------
                            Gary M. Romano
                            Clerk of AFG Leasing VI Incorporated
                            (Duly Authorized Officer and
                            Principal Financial Officer)

                    Date:   November 14, 1997
                            ----------------------------------------------