Form 10-Q
period 1998-09-30
AMERICAN INCOME FUND I-E
filed 1998-11-17
CIK 868681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

FOR QUARTER ENDED SEPTEMBER 30, 1998                 COMMISSION FILE NO. 0-20029

                            ------------------------

                            AMERICAN INCOME FUND I-E
                      a Massachusetts Limited Partnership

             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                           04-3127244
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

        88 BROAD STREET, BOSTON, MA                       02110
  (Address of principal executive offices)             (Zip Code)

                                 (617) 854-5800
               Registrant's telephone number, including area code

   (Former name, former address and former fiscal year, if changed since last report.)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                                   FORM 10-Q
                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position at September 30, 1998 and December 31, 1997...........................          3

    Statement of Operations for the three and nine months ended September 30, 1998 and 1997...............          4

    Statement of Changes in Partners' Capital for the nine months ended September 30, 1998................          5

    Statement of Cash Flows for the nine months ended September 30, 1998 and 1997.........................          6

    Notes to the Financial Statements.....................................................................       7-12

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      13-19

PART II. OTHER INFORMATION:

  Items 1 - 6.............................................................................................         20

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                        STATEMENT OF FINANCIAL POSITION
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         1998            1997
                                                                                     -------------   -------------
ASSETS
Cash and cash equivalents..........................................................   $  4,385,345    $  3,530,868
Rents receivable...................................................................        328,997         301,473
Accounts receivable - affiliate....................................................         72,451         809,443
Note receivable - affiliate........................................................        938,718         938,718
Investment securities - affiliate..................................................        202,226         319,307
Equipment at cost, net of accumulated depreciation of $10,611,328 and $10,784,619
  at September 30, 1998 and December 31, 1997, respectively........................      8,798,031      10,008,284
                                                                                     -------------   -------------
      Total assets.................................................................   $ 14,725,768    $ 15,908,093
                                                                                     -------------   -------------
                                                                                     -------------   -------------
LIABILITIES AND PARTNERS' CAPITAL
Notes payable......................................................................   $  3,927,986    $  4,768,982
Accrued interest...................................................................         38,644          31,496
Accrued liabilities................................................................        278,500           9,200
Accrued liabilities - affiliate....................................................         22,208          50,770
Deferred rental income.............................................................         50,065         105,795
Cash distributions payable to partners.............................................        235,495         235,495
                                                                                     -------------   -------------
      Total liabilities............................................................      4,552,898       5,201,738
                                                                                     -------------   -------------
                                                                                     -------------   -------------
Partners' capital (deficit):
  General Partner..................................................................       (465,707)       (439,033)
  Limited Partnership Interests (883,829.31 Units; initial purchase price of $25
    each)..........................................................................     10,638,577      11,145,388
                                                                                     -------------   -------------
      Total partners' capital......................................................     10,172,870      10,706,355
                                                                                     -------------   -------------
      Total liabilities and partners' capital......................................   $ 14,725,768    $ 15,908,093
                                                                                     -------------   -------------
                                                                                     -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                1998      1997        1998        1997
                                                              --------  ---------  ----------  ----------
Income:
  Lease revenue.............................................  $593,566  $ 744,764  $1,842,206  $3,837,800
  Interest income...........................................    57,400     38,117     162,264      83,725
  Interest income - affiliate...............................    22,955     --          70,211      --
  Gain (loss) on sale of equipment..........................   101,312   (158,488)    167,025     194,418
  Loss on exchange of equipment.............................     --        --          --        (808,041)
                                                              --------  ---------  ----------  ----------
      Total income..........................................   775,233    624,393   2,241,706   3,307,902
                                                              --------  ---------  ----------  ----------
Expenses:
  Depreciation..............................................   333,208    595,197   1,123,096   2,101,570
  Interest expense..........................................    78,490     91,716     266,116     284,409
  Equipment management fees - affiliate.....................    27,084     31,078      82,682     124,725
  Operating expenses - affiliate............................    87,573     92,250     479,720     167,388
                                                              --------  ---------  ----------  ----------
      Total expenses........................................   526,355    810,241   1,951,614   2,678,092
                                                              --------  ---------  ----------  ----------
Net income (loss)...........................................  $248,878  $(185,848) $  290,092  $  629,810
                                                              --------  ---------  ----------  ----------
                                                              --------  ---------  ----------  ----------
Net income (loss) per limited partnership unit..............  $   0.27  $   (0.20) $     0.31  $     0.68
                                                              --------  ---------  ----------  ----------
                                                              --------  ---------  ----------  ----------
Cash distributions declared per limited partnership unit....  $   0.25  $    0.34  $     0.76  $     1.01
                                                              --------  ---------  ----------  ----------
                                                              --------  ---------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                          GENERAL         LIMITED PARTNERS
                                                          PARTNER     -------------------------
                                                           AMOUNT        UNITS        AMOUNT         TOTAL
                                                         ----------   -----------  ------------   ------------
Balance at December 31, 1997...........................  $ (439,033)   883,829.31  $ 11,145,388   $ 10,706,355
  Net income...........................................      14,505       --            275,587        290,092
  Unrealized loss on investment securities -
    affiliate..........................................      (5,854)      --           (111,227)      (117,081)
                                                         ----------   -----------  ------------   ------------
  Comprehensive income.................................       8,651       --            164,360        173,011
                                                         ----------   -----------  ------------   ------------
  Cash distributions declared..........................     (35,325)      --           (671,171)      (706,496)
                                                         ----------   -----------  ------------   ------------
  Balance at September 30, 1998........................  $ (465,707)   883,829.31  $ 10,638,577   $ 10,172,870
                                                         ----------   -----------  ------------   ------------
                                                         ----------   -----------  ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                                         1998         1997
                                                                                      -----------  -----------
Cash flows from (used in) operating activities:
Net income..........................................................................  $   290,092  $   629,810
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation....................................................................    1,123,096    2,101,570
    Gain on sale of equipment.......................................................     (167,025)    (194,418)
    Loss on exchange of equipment...................................................      --           808,041
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable................................................................      (27,524)     517,564
    accounts receivable - affiliate.................................................      736,992      (53,228)
  Increase (decrease) in:
    accrued interest................................................................        7,148      (53,438)
    accrued liabilities.............................................................      269,300         (750)
    accrued liabilities - affiliate.................................................      (28,562)     (16,625)
    deferred rental income..........................................................      (55,730)     (95,791)
                                                                                      -----------  -----------
      Net cash from operating activities............................................    2,147,787    3,642,735
                                                                                      -----------  -----------
Cash flows from investing activities:
  Proceeds from equipment sales.....................................................      254,182      864,104
                                                                                      -----------  -----------
      Net cash from investing activities............................................      254,182      864,104
                                                                                      -----------  -----------
Cash flows used in financing activities:
  Principal payments - notes payable................................................     (840,996)  (2,169,690)
  Distributions paid................................................................     (706,496)    (941,976)
                                                                                      -----------  -----------
      Net cash used in financing activities.........................................   (1,547,492)  (3,111,666)
                                                                                      -----------  -----------
Net increase in cash and cash equivalents...........................................      854,477    1,395,173
Cash and cash equivalents at beginning of period....................................    3,530,868    1,838,896
                                                                                      -----------  -----------
Cash and cash equivalents at end of period..........................................  $ 4,385,345  $ 3,234,069
                                                                                      -----------  -----------
                                                                                      -----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..........................................  $   258,968  $   337,847
                                                                                      -----------  -----------
                                                                                      -----------  -----------
Supplemental disclosure of non-cash investing and financing activities:
  See Note 5 to the financial statements.

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997 have been made and are reflected.

    As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and the display of comprehensive income and its components; however, the adoption of this statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital to be included in comprehensive income. During the nine months ended September 30, 1998, total comprehensive income amounted to $173,011.

    Certain reclassifications have been made to the financial statements for the nine months ended September 30, 1997 to conform to the 1997 Annual Report presentation.

NOTE 2 -- CASH

    At September 30, 1998, the Partnership had $4,276,448 invested in federal agency discount notes and reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 -- REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,016,877 are due as follows:

   For the year ending September 30, 1999  $1,647,791
                                     2000     997,720
                                     2001     836,266
                                     2002     836,266
                                     2003     600,961
                               Thereafter      97,873
                                           ----------
                                    Total  $5,016,877
                                           ----------
                                           ----------

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4 -- EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                         REMAINING
                                                         LEASE TERM    EQUIPMENT
 EQUIPMENT TYPE                                           (MONTHS)      AT COST
 ------------------------------------------------------  ----------   ------------
 Aircraft..............................................     0-51      $  8,697,671
 Materials handling....................................      0-6         2,801,374
 Trailers and intermodal containers....................       57         1,761,002
 Locomotives...........................................       66         1,522,810
 Construction & mining.................................        0         1,379,832
 General purpose plant/warehouse.......................      0-6         1,195,438
 Tractors & heavy duty trucks..........................        0           712,184
 Retail store fixtures.................................        6           687,947
 Communications........................................     0-12           627,029
 Photocopying..........................................     0-13            24,072
                                                                      ------------
                                               Total equipment cost     19,409,359
                                           Accumulated depreciation    (10,611,328)
                                                                      ------------
                         Equipment, net of accumulated depreciation   $  8,798,031
                                                                      ------------
                                                                      ------------

    At September 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,035,825, representing approximately 62% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $2,494,000 and $1,166,000, respectively, at September 30, 1998. This equipment includes the Partnership's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $1,892,051 and $1,161,930, respectively. The General Partner is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. Certain costs may be required to prepare this aircraft for re-lease, a portion of which may be the obligation of the former lessee. The remainder of such costs would be incurred by the Partnership and other affiliated equipment leasing programs in proportion to their ownership interests in the aircraft. The General Partner is actively seeking the sale or re-lease of all other equipment not on lease. The summary above also includes equipment being leased on a month-to-month basis.

NOTE 5 -- INVESTMENT SECURITIES - AFFILIATE/NOTE RECEIVABLE - AFFILIATE

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

    As a result of the exchange transaction and its original 67% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Partnership received $879,195 in cash, became the beneficial owner of 425,743 shares of Semele common stock (valued at $638,615 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $938,718. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $70,211 related to the Semele Note during the nine months ended September 30, 1998. The Partnership's interest in the vessel had an original cost and net book value of $5,160,573 and $2,386,249, respectively. The proceeds realized by the Partnership of $1,578,208 resulted in a net loss, for financial statement purposes, of $808,041. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $878,320.

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

    In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 42,574 shares. During the nine months ended September 30, 1998, the Partnership decreased the carrying value of its investment in Semele common stock to $4.75 per share (the quoted price of the Semele stock on NASDAQ at September 30, 1998) resulting in an unrealized loss in 1998 of $117,081. This loss was reported as a component of comprehensive income, included in partners' capital.

NOTE 6 -- RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                 1998      1997
                                                               --------  --------
 Equipment management fees...................................  $ 82,682  $124,725
 Administrative charges......................................    50,193    46,395
 Reimbursable operating expenses due to third parties........   429,527   120,993
                                                               --------  --------
     Total...................................................  $562,402  $292,113
                                                               --------  --------
                                                               --------  --------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1998, the Partnership was owed $72,451 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1998.

NOTE 7 -- NOTES PAYABLE

    Notes payable at September 30, 1998 consisted of installment notes of $3,927,986 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 6.76% and 8.90%, except for one note which bears a fluctuating interest rate based on LIBOR (5.59% at September 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the primary lease terms related to its interest in aircraft leased to Finnair OY and Reno Air, Inc. of $922,830 and $555,597, respectively. The carrying amount of notes payable approximates fair value at September 30, 1998.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

    The annual maturities of the installment notes payable are as follows:

   For the year ending September 30, 1999  $1,730,684
                                     2000     487,706
                                     2001     405,913
                                     2002     437,049
                                     2003     771,188
                               Thereafter      95,446
                                           ----------
                                    Total  $3,927,986
                                           ----------
                                           ----------

NOTE 8 -- LEGAL PROCEEDINGS

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

    On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). The Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothesizing, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved. Similarly, the August 20 Order enjoined the General Partner of the Partnership (and the general partners of certain affiliated partnerships) from, among other things, recording any such transfers.

    The Stipulation of Settlement, as preliminarily approved by the Court, contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the restructuring.

    A preliminary Solicitation Statement, describing, among other things, the various terms of settlement, was filed with the Securities and Exchange Commission on August 25, 1998. Upon completion of the review process, a definitive Solicitation Statement will be distributed to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring. Prior to the settlement becoming final, the Court will hold a hearing on the settlement that will be open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit sufficient time to complete the regulatory review process and print and mail the definitive Solicitation Statement. Class members will be notified of the final hearing date in advance.

    There can be no assurance that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in all or any of the Exchange Partnerships, including the Partnership, being included in the proposed restructuring. There also can be no assurance that a settlement, including the restructuring, will be approved by the Court and effected. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

YEAR 2000 ISSUE

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Partnership. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Partnership.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE
  MONTHS ENDED SEPTEMBER 30, 1997:

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

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1998, the Partnership recognized lease revenue of $593,566 and $1,842,206, respectively, compared to $744,764 and $3,837,800 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 reflects the effects of primary lease term expirations, the sale of equipment and the exchange of the Partnership's interest in a vessel in the second quarter of 1997 for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II) ("Semele"), a note receivable from Semele and cash (see
Note 5 to the financial statements herein). During the nine months ended September 30, 1997, the Partnership recognized lease revenue of $1,148,884 related to this vessel. In the future, lease revenue will continue to decline due to lease expirations and the sale of equipment.

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

    For the three and nine months ended September 30, 1998, the Partnership earned interest income of $80,355 and $232,475, respectively, compared to $38,117 and $83,725 for the corresponding periods in 1997. Interest income during the three and nine months ended September 30, 1998 included $22,955 and $70,211, respectively, earned on the note receivable from Semele. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    During the three and nine months ended September 30, 1998, the Partnership sold equipment having a net book value of $23,890 and $87,157, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $101,312 and $167,025, respectively, compared to a net loss of $158,488 and net gain of $194,418 on equipment having a net book value of $243,661 and $669,686, respectively, for the same periods in 1997. During the nine months ended September 30, 1997, the Partnership also exchanged its interest in a vessel with an original cost and net book value of $5,160,573 and $2,386,249, respectively. In connection with this exchange, the Partnership realized proceeds of $1,578,208, which resulted in a net loss, for financial statement purposes, of $808,041. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received prepayment of the remaining contracted rent due under the vessel's lease agreement in the amount of $878,320. See below for further discussion related to the vessel.

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

    Depreciation expense for the three and nine months ended September 30, 1998 was $333,208 and $1,123,096, respectively, compared to $595,187 and $2,101,570 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $78,490 and $266,116, for the three and nine months ended September 30, 1998, respectively, compared to $91,716 and $284,409 for the same periods in 1997. Interest expense in future periods will continue to decline in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were approximately 5% of lease revenue for each of the three and nine month periods ended September 30, 1998, compared to 4.2% and 3.2% of lease revenue for the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $87,573 and $479,720 for the three and nine months ended September 30, 1998, respectively, compared to $92,250 and $167,388 for the same periods in 1997. During the nine months ended September 30, 1998, the Partnership incurred or accrued approximately $276,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,147,787 and $3,642,735 for the nine months ended September 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1998, the Partnership realized net cash proceeds of $254,182 compared to $864,104 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements presented in the Partnership's 1997 Annual Report). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

    For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1998. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1997, the General Partner had a positive tax capital account balance.

    At September 30, 1998, the Partnership had aggregate future minimum lease payments of $5,016,877 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,927,986 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. The Partnership may also be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. Ultimately, the Partnership is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Partners in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the timing and amount of the Partnership's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Partnership's periodic cash distribution payments. Further, the outcome of the Class Action Lawsuit described above could effect the ability of the Partnership to collect all of its contracted future minimum lease payments and remarketing proceeds, as well as the amount and timing of future cash distributions to the Partners.

    As a result of the exchange transaction (see Results of Operations) the Partnership holds a beneficial interest in the Semele Note of $938,718 and became the beneficial owner of 425,743 shares of Semele common stock valued at $638,615 ($1.50 per share) at the date of the transaction.

    In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock

                           AMERICAN INCOME FUND I-E,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 42,574 shares. During the nine months ended September 30, 1998 the Partnership decreased the carrying value of its investment in Semele common stock to $4.75 per share (the quoted price of the Semele stock on NASDAQ at September 30, 1998) resulting in an unrealized loss in 1998 of $117,081. This loss was reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carry forwards and can provide an attractive economic return to the Partnership.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to its interest in the aircraft leased to Finnair OY and Reno Air, Inc. of $922,830 and $555,597, respectively.

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $706,496. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $671,171 and the General Partner was allocated 5%, or $35,325. The third quarter 1998 cash distribution was paid on October 15, 1998.

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

         AMERICAN INCOME FUND I-E, A MASSACHUSETTS LIMITED PARTNERSHIP

By:        AFG Leasing VI Incorporated, a
           Massachusetts
           corporation and the General Partner of
           the Registrant.

By:        /s/ MICHAEL J. BUTTERFIELD
           ------------------------------------------
           Michael J. Butterfield
           Treasurer of AFG Leasing VI Incorporated
           (Duly Authorized Officer and
           Principal Accounting Officer)

Date:      November 13, 1998
           ------------------------------------------

By:        /s/ GARY M. ROMANO
           ------------------------------------------
           Gary M. Romano
           Clerk of AFG Leasing VI Incorporated
           (Duly Authorized Officer and
           Principal Financial Officer)

Date:      November 13, 1998
           ------------------------------------------