Form 10-Q
period 1999-06-30
AMERICAN INCOME FUND I-E
filed 1999-08-13
CIK 868681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                               -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------



For Quarter Ended June 30, 1999                      Commission File No. 0-20029


         American Income Fund I-E, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                            04-3127244
--------------------------------                    ----------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

88 Broad Street, Boston, Ma                                 02110
--------------------------------                    ----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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
Yes      No
   ----    ----

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q


                                      INDEX




                                                                               PAGE
                                                                               ----
PART I.       FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1999 and December 31, 1998                               3

         Statement of Operations
              for the three and six months ended June 30, 1999 and 1998            4

         Statement of Changes in Partners' Capital
              for the six months ended June 30, 1999                               5

         Statement of Cash Flows
              for the six months ended June 30, 1999 and 1998                      6

         Notes to the Financial Statements                                      7-12


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    13-18


PART II. OTHER INFORMATION:

     Items 1 - 6                                                                  19

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                                    June 30,             December 31,
                                                                      1999                   1998
                                                                  ------------           ------------
ASSETS

Cash and cash equivalents                                         $  6,170,924           $  4,468,062

Rents receivable                                                       252,497                301,563

Accounts receivable - affiliate                                        140,105                112,684

Note receivable - affiliate                                            938,718                938,718

Investment securities - affiliate                                      175,617                175,617

Equipment at cost, net of accumulated depreciation
  of $7,800,690 and  $10,116,949 at June 30, 1999
  and December 31, 1998, respectively                                6,760,466              8,461,236
                                                                  ------------           ------------

         Total assets                                             $ 14,438,327           $ 14,457,880
                                                                  ------------           ------------
                                                                  ------------           ------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                     $  3,195,824           $  3,688,947
Accrued interest                                                        29,857                 36,297
Accrued liabilities                                                    239,277                295,500
Accrued liabilities - affiliate                                         79,693                 17,592
Deferred rental income                                                  49,820                 48,008
Cash distributions payable to partners                                 235,495                235,495
                                                                  ------------           ------------

         Total liabilities                                           3,829,966              4,321,839
                                                                  ------------           ------------

Partners' capital (deficit):
  General Partner                                                     (443,932)              (467,548)
  Limited Partnership Interests
  (883,829.31 Units; initial purchase price of $25 each)            11,052,293             10,603,589
                                                                  ------------           ------------

         Total partners' capital                                    10,608,361             10,136,041
                                                                  ------------           ------------

         Total liabilities and partners' capital                  $ 14,438,327           $ 14,457,880
                                                                  ------------           ------------
                                                                  ------------           ------------



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                            Three Months                            Six Months
                                                           Ended June 30,                          Ended June 30,
                                                      1999               1998                 1999                1998
                                                   ----------          ---------           ----------          ----------
Income:

    Lease revenue                                  $  599,836          $ 604,789           $1,119,203          $1,248,640

    Interest income                                    82,501             49,758              138,403             104,864

    Interest income - affiliate                        23,404             23,788               46,550              47,256

    Gain on sale of equipment                         452,781             14,225              508,412              65,713
                                                   ----------          ---------           ----------          ----------

          Total income                              1,158,522            692,560            1,812,568           1,466,473
                                                   ----------          ---------           ----------          ----------

Expenses:

    Depreciation                                      228,437            389,379              479,555             789,888

    Interest expense                                   60,664             83,043              127,195             187,626

    Equipment management fees - affiliate              26,792             27,494               51,051              55,598

    Operating expenses - affiliate                    100,899            349,711              211,449             392,147
                                                   ----------          ---------           ----------          ----------

          Total expenses                              416,792            849,627              869,250           1,425,259
                                                   ----------          ---------           ----------          ----------

Net income (loss)                                  $  741,730          $(157,067)          $  943,318          $   41,214
                                                   ----------          ---------           ----------          ----------
                                                   ----------          ---------           ----------          ----------
Net income (loss)
   per limited partnership unit                    $     0.80          $   (0.17)          $     1.01          $     0.04
                                                   ----------          ---------           ----------          ----------
                                                   ----------          ---------           ----------          ----------
Cash distributions declared
   per limited partnership unit                    $     0.25          $    0.25           $     0.51          $     0.51
                                                   ----------          ---------           ----------          ----------
                                                   ----------          ---------           ----------          ----------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1999

                                   (Unaudited)


                                       General                   Limited Partners
                                       Partner            --------------------------------
                                       Amount               Units               Amount                 Total
                                      ---------           ----------          ------------           ------------
Balance at December 31, 1998          $(467,548)          883,829.31          $ 10,603,589           $ 10,136,041

   Net income                            47,166                   --               896,152                943,318
                                      ---------           ----------          ------------           ------------

Comprehensive income                     47,166                   --               896,152                943,318
                                      ---------           ----------          ------------           ------------

Cash distributions declared             (23,550)                  --              (447,448)              (470,998)
                                      ---------           ----------          ------------           ------------

Balance at June 30, 1999              $(443,932)          883,829.31          $ 11,052,293           $ 10,608,361
                                      ---------           ----------          ------------           ------------
                                      ---------           ----------          ------------           ------------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                                       1999                  1998
                                                                                    -----------           -----------
Cash flows from (used in) operating activities:
Net income                                                                          $   943,318           $    41,214

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                   479,555               789,888
         Gain on sale of equipment                                                     (508,412)              (65,713)

Changes in assets and liabilities
    Decrease (increase) in:
         Rents receivable                                                                49,066                21,945
         Accounts receivable - affiliate                                                (27,421)              694,106
    Increase (decrease) in:
         Accrued interest                                                                (6,440)               14,784
         Accrued liabilities                                                            (56,223)              261,826
         Accrued liabilities - affiliate                                                 62,101               (48,202)
         Deferred rental income                                                           1,812               (54,480)
                                                                                    -----------           -----------

             Net cash from operating activities                                         937,356             1,655,368
                                                                                    -----------           -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                                     1,729,627               128,980
                                                                                    -----------           -----------

             Net cash from investing activities                                       1,729,627               128,980
                                                                                    -----------           -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                                 (493,123)             (534,564)
    Distributions paid                                                                 (470,998)             (470,990)
                                                                                    -----------           -----------

             Net cash used in financing activities                                     (964,121)           (1,005,554)
                                                                                    -----------           -----------

Net increase in cash and cash equivalents                                             1,702,862               778,794

Cash and cash equivalents at beginning of period                                      4,468,062             3,530,868
                                                                                    -----------           -----------
Cash and cash equivalents at end of period                                          $ 6,170,924           $ 4,309,662
                                                                                    -----------           -----------
                                                                                    -----------           -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                       $   133,635           $   172,842
                                                                                    -----------           -----------
                                                                                    -----------           -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six months ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $6,058,213 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,265,952 are due as follows:

     For the year ending June 30,  2000                $ 1,520,081
                                   2001                  1,001,286
                                   2002                    837,702
                                   2003                    678,582
                                   2004                    228,301
                                                       -----------
                                  Total                $ 4,265,952
                                                       -----------
                                                       -----------

     In December 1998, the Partnership and certain affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $573,000 to the Partnership over the terms of the leases.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                              Lease Term           Equipment
              Equipment Type                                   (Months)             at Cost
-----------------------------------                            --------         -------------
Aircraft                                                           6-42         $ 6,805,620
Trailers and intermodal containers                                   48           1,757,840
Materials handling                                                    0           1,750,877
Locomotives                                                          57           1,522,810
General purpose plant/warehouse                                     0-6           1,195,438
Retail store fixtures                                                13             687,947
Construction & mining                                                 0             500,670
Communications                                                        3             315,882
Photocopying                                                        0-4              24,072
                                                                                -----------

                                                   Total equipment cost          14,561,156

                                               Accumulated depreciation          (7,800,690)
                                                                                -----------
                             Equipment, net of accumulated depreciation         $ 6,760,466
                                                                                -----------
                                                                                -----------


     At June 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,087,330, representing approximately 69% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $8,328,000 and a net book value of approximately $5,970,000 at June 30, 1999 (see Note 7).

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $500,700. The General Partner is actively seeking the sale or re-lease of all other equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 42,574 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $938,718. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $46,550 and $47,256 related to the Semele Note during the six months ended June 30, 1999 and 1998, respectively.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended June 30, 1999, the Partnership increased the carrying value of its investment in

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


Semele common stock to $4.125 per share (the quoted price on the NASDAQ SmallCap market at June 30, 1999), resulting in an unrealized gain of $21,287. This gain offsets an unrealized loss of the same amount recorded during the three months ended March 31, 1999.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                       1999              1998
                                                    ----------        ----------
     Equipment management fees                      $   51,051        $   55,598
     Administrative charges                             69,633            33,462
     Reimbursable operating expenses
         due to third parties                          141,816           358,685
                                                    ----------        ----------
                                Total               $  262,500        $  447,745
                                                    ----------        ----------
                                                    ----------        ----------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1999, the Partnership was owed $140,105 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $24,000 and $18,000, respectively.


NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes of $3,195,824 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.09% and 8.65%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (4.99% at June 30, 1999). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($555,597) and Finnair OY ($326,883 and $87,154). The Finnair OY indebtedness matures in January 2000 and April 2001, respectively. The Reno indebtedness matures in January 2003. The carrying amount of notes payable approximates fair value at June 30, 1999.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     The annual maturities of the installment notes payable are as follows:

     For the year ending June 30,  2000              $ 1,150,737
                                   2001                  628,537
                                   2002                  429,046
                                   2003                  845,521
                                   2004                  141,983
                                                     -----------
                                  Total              $ 3,195,824
                                                     -----------
                                                     -----------


NOTE 8 - LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $116,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $218,000, all of which also was accrued and expensed by the Partnership in 1998.

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

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

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

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $599,836 and $1,119,203, respectively, compared to $604,789 and $1,248,640 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and equipment sales.

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

     Interest income for the three and six months ended June 30, 1999 was $105,905 and $184,953, respectively, compared to $73,546 and $152,120 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 included $46,550 and $47,256, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (see Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     During the three and six months ended June 30, 1999, the Partnership sold fully depreciated equipment and equipment having a net book value of $1,221,215, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $452,781 and $508,412, respectively, compared to a net gain for the same periods in 1998 of $14,225 and $65,713 on equipment having a net book value of $5,732 and $63,267, respectively.

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

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements may not be indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1999 was $228,437 and $479,555, respectively, compared to $389,379 and $789,888 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $60,664 and $127,195 or 10.1% and 11.4% of lease revenue for the three and six months ended June 30, 1999, respectively, compared to $83,043 and $187,626 or 13.7% and 15% of lease revenue for the same periods in 1998. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.5% and 4.6% of lease revenue during the three and six months ended June 30, 1999, respectively, compared to 4.5% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $100,899 and $211,449 for the three and six months ended June 30, 1999, respectively, compared to $349,711 and $392,147 for the same periods in 1998. During the six months ended June 30, 1999, the Partnership incurred approximately $52,000 in connection with the remarketing of an aircraft in which it held an ownership interest. The Partnership sold its interest in this aircraft during the six months ended June 30, 1999. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $42,000. During 1998, the Partnership accrued $273,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $937,356 and $1,655,368 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events.

                            AMERICAN INCOME FUND I-E,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Partnership realized $1,729,627 in equipment sale proceeds compared to $128,980 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $4,265,952 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,195,824 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     In December 1998, the Partnership and certain affiliated investment programs owning interests in two McDonnell Douglas MD-82 aircraft (collectively, the "Programs") entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $573,000 to the Partnership over the terms of the leases.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($555,597) and Finnair OY ($326,883 and $87,154). On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the two aircraft leased to Finnair OY. Consistent with the extension terms of the lease agreements for these aircraft, the maturity dates of the indebtedness were extended to January 2000 ($326,883) and April 2001 ($87,154), respectively.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 1999, the Partnership's carrying value of the Semele common stock remained the same. An unrealized gain of $26,609 was recognized for the same period in 1998 and reported as a component of comprehensive income included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

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

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the second quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 8 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $470,998. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 95% of these distributions, or $447,448 and the General Partner was allocated 5%, or $23,550. The second quarter 1999 cash distribution was paid on July 15, 1999.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

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


                    Date:  August 13, 1999
                           ------------------------------------------



                    By:    /s/ Gary M. Romano
                           ------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                    Date:  August 13, 1999
                           ------------------------------------------