Form 10-Q
period 2000-06-30
AMERICAN INCOME FUND I-E
filed 2000-08-14
CIK 868681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from          to

                          Commission File No. 0-20029

                               ----------------

         American Income Fund I-E, a Massachusetts Limited Partnership
             (Exact name of registrant as specified in its charter)

                Massachusetts                                    04-3127244
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

         88 Broad Street, Boston, MA                               02110
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (617) 854-5800

   (Former name, former address and former fiscal year, if changed since last report.)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Changes in Partners' Capital
              for the six months ended June 30, 2000...............................      5

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      6

             Notes to the Financial Statements.....................................   7-13

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  14-19

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    20

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                      June 30,    December 31,
                                                        2000          1999
                                                     -----------  ------------
ASSETS
Cash and cash equivalents........................... $ 1,752,081  $ 6,089,722
Rents receivable....................................     158,821      171,582
Accounts receivable--affiliate......................      64,282      555,112
Investment in real estate venture...................   4,759,291           --
Note receivable--affiliate..........................     938,718      938,718
Investment securities--affiliate....................     196,905      244,801
Equipment at cost, net of accumulated depreciation
 of $6,832,566 and $6,929,313 at June 30, 2000 and
 December 31, 1999, respectively....................   5,946,236    6,289,323
                                                     -----------  -----------
    Total assets.................................... $13,816,334  $14,289,258
                                                     ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL
Notes payable....................................... $ 2,514,289  $ 2,651,371
Accrued interest....................................      20,719       25,556
Accrued liabilities.................................     232,328      398,951
Accrued liabilities--affiliate......................      12,342       17,512
Deferred rental income..............................      32,030       47,861
Cash distributions payable to partners..............          --      235,495
                                                     -----------  -----------
    Total liabilities...............................   2,811,708    3,376,746
                                                     -----------  -----------
Partners' capital (deficit):
 General Partner....................................    (424,120)    (428,725)
 Limited Partnership Interests (883,829.31 Units;
  initial purchase price of $25 each)...............  11,428,746   11,341,237
                                                     -----------  -----------
    Total partners' capital.........................  11,004,626   10,912,512
                                                     -----------  -----------
    Total liabilities and partners' capital......... $13,816,334  $14,289,258
                                                     ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                           For the three months ended For the six months ended
                                    June 30,                  June 30,
                           -------------------------- -------------------------
                               2000         1999         2000         1999
                           -------------------------- -------------------------
Income:
 Lease revenue............ $    294,311 $     599,836 $   618,764 $   1,119,203
 Interest income..........       26,799        82,501      99,967       138,403
 Interest income--
  affiliate...............       23,147        23,404      46,550        46,550
 Gain on sale of
  equipment...............        1,400       452,781       7,500       508,412
                           ------------ ------------- ----------- -------------
    Total income..........      345,657     1,158,522     772,781     1,812,568
                           ------------ ------------- ----------- -------------

Expenses:
 Depreciation.............      155,454       228,437     343,087       479,555
 Interest expense.........       48,153        60,664     103,878       127,195
 Equipment management
  fees--affiliate.........       13,707        26,792      28,847        51,051
 Operating expenses--
  affiliate...............       59,415       100,899     126,250       211,449
 Partnership's share of
  unconsolidated real
  estate venture's loss...       26,022            --      30,709            --
                           ------------ ------------- ----------- -------------
    Total expenses........      302,751       416,792     632,771       869,250
                           ------------ ------------- ----------- -------------
Net income................ $     42,906 $     741,730 $   140,010 $     943,318
                           ============ ============= =========== =============
Net income per limited
 partnership unit......... $        .05 $         .80 $       .15 $        1.01
                           ============ ============= =========== =============
Cash distributions
 declared per limited
 partnership unit......... $         -- $         .25 $        -- $         .51
                           ============ ============= =========== =============



   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     For the six months ended June 30, 2000
                                  (Unaudited)

                                 General      Limited Partners
                                 Partner   ----------------------
                                 Amount      Units      Amount        Total
                                ---------  ---------- -----------  -----------
Balance at December 31, 1999... $(428,725) 883,829.31 $11,341,237  $10,912,512
 Net income....................     7,000          --     133,010      140,010
 Unrealized loss on investment
  securities--affiliate........    (2,395)         --     (45,501)     (47,896)
                                ---------  ---------- -----------  -----------
Comprehensive income...........     4,605          --      87,509       92,114
                                ---------  ---------- -----------  -----------
Balance at June 30, 2000....... $(424,120) 883,829.31 $11,428,746  $11,004,626
                                =========  ========== ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                           2000        1999
                                                        ----------  ----------
Cash flows provided by (used in) operating activities:
Net income............................................. $  140,010  $  943,318
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation.........................................    343,087     479,555
  Gain on sale of equipment............................     (7,500)   (508,412)
  Partnership's share of unconsolidated real estate
   venture's loss......................................     30,709          --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable.....................................     12,761      49,066
  Accounts receivable--affiliate.......................    490,830     (27,421)
 Increase (decrease) in:
  Accrued interest.....................................     (4,837)     (6,440)
  Accrued liabilities..................................   (166,623)    (56,223)
  Accrued liabilities--affiliate.......................     (5,170)     62,101
  Deferred rental income...............................    (15,831)      1,812
                                                        ----------  ----------
    Net cash provided by operating activities..........    817,436     937,356
                                                        ----------  ----------

Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales.........................      7,500   1,729,627
 Investment in real estate venture..................... (4,790,000)         --
                                                        ----------  ----------
    Net cash provided by (used in) investing
     activities........................................ (4,782,500)  1,729,627
                                                        ----------  ----------

Cash flows provided by (used in) financing activities:
 Proceeds from notes payable...........................    131,618          --
 Principal payments--notes payable.....................   (268,700)   (493,123)
 Distributions paid....................................   (235,495)   (470,998)
                                                        ----------  ----------
    Net cash used in financing activities..............   (372,577)   (964,121)
                                                        ----------  ----------
Net (decrease) increase in cash and cash equivalents... (4,337,641)  1,702,862

Cash and cash equivalents at beginning of period.......  6,089,722   4,468,062
                                                        ----------  ----------
Cash and cash equivalents at end of period............. $1,752,081  $6,170,924
                                                        ==========  ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.............. $  108,715  $  133,635
                                                        ==========  ==========

Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities--affiliate during the six months ended June 30, 2000.

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") had $1,637,812 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $2,738,519 are due as follows:

        For the year ending June 30, 2001........................... $  995,269
                      2002..........................................    837,109
                      2003..........................................    677,989
                      2004..........................................    228,152
                                                                     ----------
                      Total......................................... $2,738,519
                                                                     ==========

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG the acquisition cost of the equipment did not exceed its fair market value.

                                                  Remaining
                                                  Lease Term        Equipment,
              Equipment Type                       (Months)           at Cost
              --------------                      ----------        -----------
Aircraft..................................           0-30           $ 6,805,620
Trailers and intermodal containers........            36              1,756,524
Locomotives...............................            45              1,522,810
Materials handling........................           0-18             1,497,082
Retail store fixtures.....................            1                 687,947
Construction & mining.....................            0                 500,670
Photocopying..............................            0                   8,149
                                                                    -----------
                                           Total equipment cost      12,778,802
                                           Accumulated depreciation   6,832,566
                                                                    -----------
                                           Equipment, net of
                                           accumulated depreciation $ 5,946,236
                                                                    ===========

   At June 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,773,951, representing approximately 84% of total equipment cost.

   Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $6,610,000 and a net book value of $4,736,114 at June 30, 2000.

   The summary above includes equipment held for re-lease or sale with an original cost of approximately $3,579,000 and a net book value of $1,515,951 at June 30, 2000. This equipment includes the Partnership's interests in three Boeing 737 aircraft formerly leased to Southwest Airlines Inc. Each of the Partnership's interests in these aircraft had an original cost of approximately $573,000 and a net book value of $190,332 at June 30, 2000. This equipment also includes the Partnership's interest in a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. The Partnership's interest in this aircraft had an original cost of approximately $1,359,000 and a net book value of $944,955 at June 30, 2000. The aircraft were returned by the lessees upon their respective lease term expirations in December 1999 and January 2000. In July 2000, one of the Boeing 737 aircraft was sold, resulting in proceeds to the Partnership of approximately $229,000 and a net gain, for financial statement purposes, of approximately $38,000. The General Partner is actively seeking the sale or re-lease of all other equipment not on lease.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


   The Partnership's participation in the loan is $4,790,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78- 9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

   The Partnership's March 31, 2000 Form 10-Q previously reported the investment in real estate venture as a loan receivable and recorded interest income and receivable on the Partnership's March 31, 2000 financial statements. The financial statements below have been adjusted to account for the loan as an investment in real estate venture as of and for the three months ended March 31, 2000. The adjustments to the financial statements previously filed in the Partnership's March 31, 2000 Form 10-Q represent less than 1% of the Partnership's capital and include the reversal of $44,707 of interest income recorded on this loan and a recognition of $4,687 for the Partnership's share of losses in Echelon Residential Holdings.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

                        STATEMENT OF FINANCIAL POSITION

                                 March 31, 2000
                                  (Unaudited)

ASSETS
Cash and cash equivalents.........................................  $ 1,652,324
Rents receivable..................................................      167,196
Accounts receivable--affiliate....................................       85,335
Investment in real estate venture.................................    4,785,313
Note receivable--affiliate........................................      938,718
Investment securities--affiliate..................................      228,835
Equipment at cost, net of accumulated depreciation of $6,693,839..    6,101,689
                                                                    -----------
    Total assets..................................................  $13,959,410
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL
Notes payable.....................................................  $ 2,653,213
Accrued interest..................................................       22,988
Accrued liabilities...............................................      238,232
Accrued liabilities--affiliate....................................       20,375
Deferred rental income............................................       30,952
                                                                    -----------
    Total liabilities.............................................    2,965,760
                                                                    -----------
Partners' capital (deficit):
 General Partner..................................................     (424,668)
 Limited Partnership Interests (883,829.31 Units; initial purchase
  price of $25 each)..............................................   11,418,318
                                                                    -----------
    Total partners' capital.......................................   10,993,650
                                                                    -----------
    Total liabilities and partners' capital.......................  $13,959,410
                                                                    ===========

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

                            STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000
                                  (Unaudited)

Income:
 Lease revenue......................................................... $324,453
 Interest income.......................................................   73,168
 Interest income--affiliate............................................   23,403
 Gain on sale of equipment.............................................    6,100
                                                                        --------
    Total income.......................................................  427,124
                                                                        --------

Expenses:
 Depreciation..........................................................  187,634
 Interest expense......................................................   55,725
 Equipment management fees--affiliate..................................   15,140
 Operating expenses--affiliate.........................................   66,834
 Partnership's share of unconsolidated real estate venture's loss......    4,687
                                                                        --------
    Total expenses.....................................................  330,020
                                                                        --------

Net income............................................................. $ 97,104
                                                                        ========
Net income per limited partnership unit................................ $    .10
                                                                        ========
Cash distribution declared per limited partnership unit................ $     --
                                                                        ========

   The Partnership's accompanying financial statements as of and for the six months ended June 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the six months ended June 30, 2000, the Partnership's share of losses is $30,709 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                                                                    (Unaudited)
      Total assets................................................. $54,704,360
      Total liabilities............................................ $50,914,020
      Total equity................................................. $ 3,790,340

      Total revenues............................................... $   905,751
      Total expenses............................................... $ 2,593,700
      Net loss..................................................... $(1,687,949)

Note 6--Investment Securities--Affiliate and Note Receivable--Affiliate

   As a result of an exchange transaction in 1997, the Partnership owns 42,574 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $938,718. The Semele Note matures in April 2001 and bears an annual interest

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $46,550 related to the Semele Note for each of the six months ended June 30, 2000 and 1999.

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $4.625 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to June 30, 2000), resulting in an unrealized loss of $47,896. This loss is reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

Note 7--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                     For the six months ended
                                                             June 30,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
Equipment management fees........................... $     28,847 $     51,051
Administrative charges..............................       50,786       69,633
Reimbursable operating expenses due to third
 parties............................................       75,464      141,816
                                                     ------------ ------------
    Total........................................... $    155,097 $    262,500
                                                     ============ ============

   All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, the Partnership was owed $64,282 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2000.

Note 8--Notes Payable

   Notes payable at June 30, 2000 consisted of installment notes of $2,514,289 payable to banks and institutional lenders. The installment notes bear an interest rate of 6.76%, 8.22% or a fluctuating interest rate based on LIBOR (approximately 6.52% at June 30, 2000) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of any related lease payments. The Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. and Finnair OY of $555,597 and $87,154, respectively. The Reno Air, Inc. and Finnair OY indebtedness matures in January 2003 and April 2001, respectively. In addition, the Partnership has a balloon payment obligation of $458,501 which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness. This obligation is related to its interest in a McDonnell-Douglas MD-82 aircraft which was returned in January 2000 upon its lease term expiration. This aircraft is being stored in a warehouse pending its remarketing. The carrying amount of notes payable approximates fair value at June 30, 2000.

                           AMERICAN INCOME FUND I-E,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

   The annual maturities of the installment notes payable are as follows:

        For the year ending June 30, 2001........................... $1,093,184
                       2002.........................................    430,731
                       2003.........................................    848,391
                       2004.........................................    141,983
                                                                     ----------
                       Total........................................ $2,514,289
                                                                     ==========

Note 9--Legal Proceedings

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

   The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended,") the Partnership is scheduled to be dissolved by December 31, 2002.

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $294,311 and $618,764, respectively, compared to $599,836 and $1,119,203, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and equipment sales.

   The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership holds a proportionate interest, expired on December 31, 1999. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in approximately $229,000 of proceeds and a net gain, for financial statement purposes, of approximately $38,000 for the Partnership's proportional interest in the aircraft. The remaining two aircraft are currently being stored in a warehouse while the General Partner pursues remarketing alternatives. The Partnership recognized lease revenue of $169,056 related to these three aircraft during the six months ended June 30, 1999.

   The lease term associated with a McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. That aircraft, which is being stored in a warehouse pending its remarketing, generated lease revenue to the Partnership of $19,028 and $103,466, respectively, during the six months ended June 30, 2000 and 1999.

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

   Interest income for the three and six months ended June 30, 2000 was $49,946 and $146,517 compared to $105,905 and $184,953 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three and six months ended June 30, 2000 and 1999 included $23,147 and $46,550, respectively, and $23,404 and $46,550, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (See Note 6 to the financial statements herein). On March 8, 2000, the Partnership utilized $4,790,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the three and six months ended June 30, 2000, the Partnership sold fully-depreciated equipment to existing lessees and third parties for a net gain, for financial statement purposes, of $1,400 and $7,500, respectively. During the three months ended June 30, 1999, the Partnership sold fully-depreciated equipment to existing lessees and third parties for a net gain, for financial statement purposes, of $452,781. During the six months ended June 30, 1999, the Partnership sold equipment having an aggregate net book value of $1,221,215, to existing lessees and third parties, for a net gain, for financial statement purposes, of $508,412.

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

   Depreciation expense for the three and six months ended June 30, 2000 was $155,454 and $343,087, respectively, compared to $228,437 and $479,555 for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $48,153 and $103,878 respectively, for the three and six months ended June 30, 2000, compared to $60,664 and $127,195, respectively, for the same periods in 1999. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were $13,707 and $28,847, respectively, for the three and six month periods ended June 30, 2000, compared to $26,792 and $51,051, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $59,415 and $126,250, respectively, for the three and six months ended June 30, 2000 compared to $100,899 and $211,449, respectively, the same periods in 1999. During the six months ended June 30, 1999, the Partnership incurred approximately $52,000 in connection with the remarketing of an aircraft in which it held an ownership interest. The Partnership sold its interest in this aircraft during the six months ended June 30, 1999. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third-party costs of approximately $42,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

   For the three and six months ended June 30, 2000, the Partnership's share of losses of Echelon Residential Holdings were $26,022 and $30,709, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $817,436 and $937,356 for the six months ended June 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $7,500 and $1,729,627, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $2,738,519 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $2,514,289. See Notes 3 and 8 to the financial statements. At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $4,790,000. Echelon Residential Holdings, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $4.625 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to June 30, 2000), resulting in an unrealized loss of $47,896. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

   The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. and Finnair OY of $555,597 and $87,154, respectively. The Reno Air, Inc. and Finnair OY indebtedness matures in January 2003 and April 2001, respectively.

   In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $131,618 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $458,501, which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness. The aircraft was returned in January 2000 upon its lease term expiration and is currently being stored in a warehouse.

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

   In particular, the Partnership must contemplate the potential liquidity risks associated with its investment in commercial jet aircraft. The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At June 30, 2000, the Partnership had ownership interests in six commercial jet aircraft. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2.0 million. In July 2000, one of the Boeing 737 aircraft was sold. At this time, the General Partner is attempting to remarket the remaining two Boeing 737 aircraft without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The final two aircraft in the Partnership's portfolio have lease terms expiring in April 2001 and January 2003.

   Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on accompanying Statement of Cash Flows. No cash distributions were declared for the six months ended June 30, 2000.

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

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 1.     Legal Proceedings
            Response:
            Refer to Note 9 to the financial statements herein.

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------
27          Financial Data Schedule

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

                             AMERICAN INCOME FUND I-E, a Massachusetts
                             Limited Partnership

                             By: AFG Leasing VI Incorporated, a Massachusetts
                                corporation and the General Partner of
                                the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                            Michael J. Butterfield
                                   Treasurer of AFG Leasing VI Incorporated
                                         (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000