Form 10-Q/A
period 2001-03-31
AMERICAN INCOME FUND I-E LTD PARTNERSHIP
filed 2001-11-14
CIK 868681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2001
                                              -------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No____
   -----

                                EXPLANATORY NOTE


After American Income Fund I-E Limited, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $4,790,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $98,305 and $4,687, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $98,305 and $4,687, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $190,397 and $44,707, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $288,702 and an increase in the net income for the quarter ended March 31, 2000 of $49,394 or $0.31 and $0.05, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

                                            As of and for the Quarter Ended
                                                     March 31, 2001

                                                      As
                                                  Previously        As
Statement of Operations                            Reported      Restated
                                                 ------------  ------------
Income

Operating lease revenue                          $   337,288   $   337,288
Sales-type lease revenue                               3,001         3,001
Interest income                                       22,621        22,621
Interest income - loan receivable                          -       190,397
Interest income - affiliate                           23,403        23,403
Gain on sale of equipment                                 50            50
                                                 ------------  ------------
  Total income                                       386,363       576,760
                                                 ------------  ------------

Expenses

Depreciation                                         174,656       174,656
Interest expense                                      31,091        31,091
Equipment management fees - affiliate                 18,456        18,456
Operating expenses - affiliate                        93,542        93,542
Write-down of investment securities- affiliate        34,591        34,591
Partnership's share of unconsolidated
  real estate venture's loss                          98,305             -
                                                 ------------  ------------
  Total expenses                                     450,641       352,336
                                                 ------------  ------------

Net (loss) income                                $   (64,278)  $   224,424
                                                 ============  ============
Net (loss) income per limited partnership unit   $     (0.07)  $      0.24
                                                 ============  ============



Balance Sheet Data:

Total assets                                     $13,339,651   $14,578,951
                                                 ============  ============
Total liabilities                                $ 2,800,914   $ 2,800,914
Partners' capital (deficit)
   General Partner                                  (447,414)     (385,449)
   Limited Partnership Interests                  10,986,151    12,163,486
                                                 ------------  ------------
Total partners' capital                          $10,538,737   $11,778.037
                                                 ============  ============

                                        As of and for the Quarter Ended
                                                March 31, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   324,453   $   324,453
Interest income                                73,168        73,168
Interest income - loan receivable                   -        44,707
Interest income - affiliate                    23,403        23,403
Gain on sale of equipment                       6,100         6,100
                                          ------------  ------------
  Total income                                427,124       471,831
                                          ------------  ------------

Expenses

Depreciation                                  187,634       187,634
Interest expense                               55,725        55,725
Equipment management fees - affiliate          15,140        15,140
Operating expenses - affiliate                 66,834        66,834
Partnership's share of unconsolidated
  real estate venture's loss                    4,687             -
                                          ------------  ------------
  Total expenses                              330,020       325,333
                                          ------------  ------------

Net income                                $    97,104   $   146,498
                                          ============  ============
Net income per limited partnership unit   $      0.10   $      0.15
                                          ============  ============



Balance Sheet Data:

Total assets                              $13,959,410   $14,008,804
                                          ============  ============
Total liabilities                         $ 2,965,760   $ 2,965,760
Partners' capital (deficit)
   General Partner                           (424,668)     (422,198)
   Limited Partnership Interests           11,418,318    11,465,242
                                          ------------  ------------
Total partners' capital                   $13,959,410   $11,043,044
                                          ============  ============

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX



PART I. FINANCIAL INFORMATION:                                            Page
                                                                          ----
     Item 1. Financial Statements (Restated)

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

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             March 31,      December 31,
  .                                                               2001            2000
  ASSETS                                                        Restated       Restated
  .                                                           (See Note 1)    (See Note 1)
                                                             -------------  --------------

  Cash and cash equivalents                                  $  2,376,217   $   2,087,671
  Rents receivable                                                157,241         227,675
  Accounts receivable - other                                           -          32,056
  Accounts receivable - affiliate                                 155,528          85,244
  Interest receivable - affiliate                                  23,403               -
  Prepaid expenses                                                 12,418               -
  Interest receivable - loan                                      777,417         587,020
  Loan receivable                                               4,790,000       4,790,000
  Net investment in sales-type lease                              165,385         215,215
  Note receivable - affiliate                                     938,718         938,718
  Investment securities - affiliate - at fair market value        141,026         162,313
  Equipment at cost, net of accumulated depreciation
    of $4,990,419 and $4,823,912 at March 31, 2001
    and December 31, 2000, respectively                         5,041,598       5,216,254
                                                             -------------  --------------

        Total assets                                         $ 14,578,951   $  14,342,166
                                                             =============  ==============


  LIABILITIES AND PARTNERS' CAPITAL

  Notes payable                                              $  2,351,498   $   2,249,301
  Accrued interest                                                 15,816          17,870
  Accrued liabilities                                             365,966         481,926
  Accrued liabilities - affiliate                                  33,565          21,651
  Deferred rental income                                           34,069          31,109
                                                             -------------  --------------
       Total liabilities                                        2,800,914       2,801,857
                                                             -------------  --------------


  Partners' capital (deficit):
     General Partner                                             (385,449)       (397,335)
     Limited Partnership Interests
     (883,829.31 Units; initial purchase price of $25 each)    12,163,486      11,937,644
                                                             -------------  --------------
       Total partners' capital                                 11,778,037      11,540,309
                                                             -------------  --------------

       Total liabilities and partners' capital               $ 14,578,951   $  14,342,166
                                                             =============  ==============








   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


  .                                                    2001           2000
  .                                                   Restated       Restated
                                                   -------------  -------------
  INCOME                                            (See Note 1)   (See Note 1)

  Operating lease revenue                          $    337,288   $    324,453
  Sales-type lease revenue                                3,001              -
  Interest income                                        22,621         73,168
  Interest income - loan receivable                     190,397         44,707
  Interest income - affiliate                            23,403         23,403
  Gain on sale of equipment                                  50          6,100
                                                   -------------  -------------
                                                        576,760        471,831
                                                   -------------  -------------

  EXPENSES

  Depreciation                                          174,656        187,634
  Interest expense                                       31,091         55,725
  Equipment management fees - affiliate                  18,456         15,140
  Operating expenses - affiliate                         93,542         66,834
  Write-down of investment securities - affiliate        34,591              -
                                                   -------------  -------------
    Total expenses                                      352,336        325,333
                                                   -------------  -------------

  Net income                                       $    224,424   $    146,498
                                                   =============  =============



  Net income per limited partnership unit          $       0.24   $       0.15
                                                   =============  =============
  Cash distributions declared
     per limited partnership unit                  $         --   $         --
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

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)

                                             General     Limited Partners
                                             Partner
                                             Amount      Units             Amount       Total

 Balance at December 31, 2000 (Restated)     $(397,335)        883,829.31  $11,937,644  $11,540,309

   Net income (Restated)                        11,221                  -      213,203      224,424

   Less: Reclassification adjustment for
     write-down of investment securities -
     affiliate                                     665                  -       12,639       13,304
                                             ----------  ----------------  -----------  -----------

 Comprehensive income                           11,886                  -      225,842      237,728
                                             ----------  ----------------  -----------  -----------

 Balance at March 31, 2001(Restated)         $(385,449)        883,829.31  $12,163,486  $11,778,037
                                             ==========  ================  ===========  ===========








   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


  .                                                              2001           2000
  .                                                           Restated       Restated
  .                                                         (See Note 1)   (See Note 1)
                                                           -------------  -------------
  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                               $    224,424   $    146,498
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                174,656        187,634
    Sales-type lease revenue                                     (3,001)             -
    Write-down of investment securities - affiliate              34,591              -
    Gain on sale of equipment                                       (50)        (6,100)
  Changes in assets and liabilities:
    Rents receivable                                             70,434          4,386
    Accounts receivable - other                                  32,056              -
    Accounts receivable - affiliate                             (70,284)       469,777
    Interest receivable - affiliate                             (23,403)             -
    Prepaid expenses                                            (12,418)             -
    Interest receivable - loan                                 (190,397)       (44,707)
    Collections on net investment in sales-type lease            52,831              -
    Accrued interest                                             (2,054)        (2,568)
    Accrued liabilities                                        (115,960)      (160,719)
    Accrued liabilities - affiliate                              11,914          2,863
    Deferred rental income                                        2,960        (16,909)
                                                           -------------  -------------
      Net cash provided by operating activities                 186,299        580,155
                                                           -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Proceeds from equipment sales                                      50          6,100
  Issuance of loan receivable                                         -     (4,790,000)
                                                           -------------  -------------
      Net cash provided by (used in) investing activities            50     (4,783,900)
                                                           -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from notes payable                                   330,293        131,618
  Principal payments - notes payable                           (228,096)      (129,776)
  Distributions paid                                                  -       (235,495)
                                                           -------------  -------------
      Net cash provided by (used in) financing activities       102,197       (233,653)
                                                           -------------  -------------

  Net increase (decrease) in cash and cash equivalents          288,546     (4,437,398)
  Cash and cash equivalents at beginning of period            2,087,671      6,089,722
                                                           -------------  -------------
  Cash and cash equivalents at end of period               $  2,376,217   $  1,652,324
                                                           =============  =============

  SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest                 $     33,145   $     52,293
                                                           =============  =============


     See Note 7 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2001 and 2000.

     See Note 10 to the financial statements regarding the refinancing of one of the Partnership's notes payable in February 2001.
   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)



NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Fund I-E Limited, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $4,790,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $98,305 and $4,687, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $98,305 and $4,687, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $190,397 and $44,707, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $288,702 and an increase in the net income for the quarter ended March 31, 2000 of $49,394 or $0.31 and $0.05, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report included in Form 10-KA Amendment No. 2. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report included in Form 10-KA Amendment No. 2.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.


NOTE  3  -  CASH
----------------

At March 31, 2001, the Partnership had $2,088,811 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  4  -  REVENUE  RECOGNITION
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

 For the year ending March 31,   2002  $  810,857
 .                                2003     729,047
 .                                2004     432,107
 .                                2005      80,141
                                       ----------

 .                               Total  $2,052,152
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


NOTE  5  -  EQUIPMENT
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


 .                                                       Remaining
 .                                                      Lease Term    Equipment
                          Equipment Type                (Months)      at Cost
-----------------------------------------------------  -----------  ------------
Aircraft                                                      1-41  $ 5,659,663
Trailers and intermodal containers                              27    1,756,524
Locomotives                                                     36    1,522,810
Materials handling                                             0-9    1,093,020
                                                                    ------------
         Total equipment cost                                    .   10,032,017
           Accumulated depreciation                              .   (4,990,419)
                                                                    ------------
           Equipment, net of accumulated depreciation            .  $ 5,041,598
                                                                    ============



At March 31, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of $8,940,072, representing approximately 89% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,250,000 and a net book value of approximately $3,500,000 at March 31, 2001 (see Note
10).

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


NOTE  6  -  LOAN  RECEIVABLE
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

                                          (Unaudited)

 Total assets                            $72,861,183
 Total liabilities                       $76,780,082
 Minority interest                       $ 1,906,448
 Total deficit                           $(5,825,347)

 Total revenues                          $ 1,063,439
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 3,096,648
 Net loss                                $(2,033,209)


See Note 12, Subsequent Event, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.

NOTE  7  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

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

  Total minimum lease payments to be received  $  175,886
  Less:  Unearned income                           10,501
                                               ----------

  Total                                        $  165,385
                                               ==========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE  8  -  INVESTMENT  SECURITIES  - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE.
--------------------------------------------------------------------------------

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

In accordance with Statement of financial Accounting Standards No. 115,Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-dale are carried at fair value.
During the three months ended March 31, 2000, the Partnership increased the carrying value of it investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ SmallCap Market at March 31, 2000), resulting in an unrealized loss of $15,966. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partner's Capital.

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


NOTE  9  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                       2001     2000
                                   --------  -------

  Equipment management fees        $ 18,456  $15,140
  Administrative charges             23,766   27,020
  Reimbursable operating expenses
    due to third parties             69,776   39,814
                                   --------  -------

    Total                          $111,998  $81,974
                                   ========  =======


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2001, the Partnership was owed $155,528 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2001.

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated by reference.

NOTE  10  -  NOTES  PAYABLE
---------------------------

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

The  annual  maturities  of  the  notes  payable  are  as  follows:

For the year ending March 31,   2002  $  575,485
                                2003   1,095,778
                                2004     348,147
                                2005     332,088
                                      ----------

 .                              Total  $2,351,498
                                      ==========




NOTE  11  -  LEGAL  PROCEEDINGS
-------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

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

Subsequently, after a status conference on May 31 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

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


NOTE  12  -  SUBSEQUENT  EVENT
------------------------------

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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







                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 11 to the accompanying financial statements, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to avoid the Partnership being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 8 to the financial statements for additional discussion.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $98,305 and $4,687, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $190,397 and $44,707, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $288,702 and an increase in the net income for the quarter ended March 31, 2000 of $49,394 or $0.31 and $0.05, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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


Three  months  ended March 31, 2001 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2000
----

The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 11 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended,") the Partnership is scheduled to be dissolved by December 31, 2002. However, the General Partner does not expect that the Partnership will be dissolved until such time as the Class Action Lawsuit is settled or adjudicated.

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

Interest income for the three months ended March 31, 2001 was $236,421 compared to $141,278 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $23,403 in each of the three month periods ended March 31, 2001 and 2000, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $190,397 and $44,707, respectively, for the three months ended March 31, 2001 and 2000, earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $4,790,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan is due at the loan's maturity on September 8, 2002.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $98,305 and $4,687, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $190,397 and $44,707, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $288,702 and an increase in the net income for the quarter ended March 31, 2000 of $49,394 or $0.31 and $0.05, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

Operating expenses were $93,542 for the three months ended March 31, 2001 compared to $66,834 for the same period in 2000. In 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit discussed in
Note 11 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

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

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $186,299 and $580,155 for the three months ended March 31, 2001 and 2000, respectively. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its assets. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future.

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

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $2,228,038 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,351,498 (see Note 10 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 11 to the financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $4,790,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The  Partnership  is  a Nominal Defendant in a Class Action Lawsuit described in
Note 11 to the accompanying financial statements. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                                   FORM 10-Q/A

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

  Item 6(a).  Exhibits
  .           Response:  None

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


          AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  13,  2001
          -------------------