Form 10-Q/A
period 2001-06-30
AMERICAN INCOME FUND I-E LTD PARTNERSHIP
filed 2001-11-14
CIK 868681

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

------
                                EXPLANATORY NOTE


After American Income Fund I-E, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $4,790,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $110,282 and $208,587, and $26,002 and $30,709, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $110,282 and $208,587, respectively, previously recorded during the three and six months ended June 30, 2001 and $26,022 and $30,709, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $190,397 during the six months ended June 30, 2001 and $173,121 and $217,828, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,086,260 and $797,558, respectively, or $1.17 and $0.86, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $199,143 and $248,537, respectively, or $0.21 and $0.27, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.



A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                      June 30, 2001:

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   431,955   $   431,955
Sales-type lease revenue                                    3,001         3,001
Interest income                                            29,850        29,850
Interest income - affiliate                                23,147        23,147
Gain on sale of equipment                                       -             -
                                                      ------------  ------------
  Total income                                            487,953       487,953
                                                      ------------  ------------

Expenses

Depreciation                                              174,658       174,658
Write-down of equipment                                   189,000       189,000
Interest expense                                           40,392        40,392
Equipment management fees - affiliate                      23,298        23,298
Operating expenses - affiliate                            241,055       241,055
Write-down of impaired loan and interest receivable             -     1,196,542
Partnership's share of unconsolidated
  real estate venture's loss                              110,282             -
                                                      ------------  ------------
  Total expenses                                          778,685     1,864,945
                                                      ------------  ------------

Net loss                                              $  (290,732)  $(1,376,992)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.31)  $     (1.48)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $13,101,469   $13,254,509
                                                      ============  ============
Total liabilities                                     $ 2,866,768   $ 2,866,768
Partners' capital (deficit)
   General Partner                                       (462,616)     (454,963)
   Limited Partnership Interests                       10,697,317    10,842,704
                                                      ------------  ------------
Total partners' capital                               $10,234,701   $10,387,741
                                                      ============  ============

------



                          As of and for the Six Months Ended
                                      June 30, 2001:

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   769,243   $   769,243
Sales-type lease revenue                                    6,002         6,002
Interest income                                            52,471        52,471
Interest income - loan receivable                               -       190,397
Interest income - affiliate                                46,550        46,550
Gain on sale of equipment                                      50            50
                                                      ------------  ------------
  Total income                                            874,316     1,064,713
                                                      ------------  ------------

Expenses

Depreciation                                              349,314       349,314
Write-down of equipment                                   189,000       189,000
Interest expense                                           71,483        71,483
Equipment management fees - affiliate                      41,754        41,754
Operating expenses - affiliate                            334,597       334,597
Write-down of impaired loan and interest receivable             -     1,196,542
Write-down of investment securities- affiliate             34,591        34,591
Partnership's share of unconsolidated
  real estate venture's loss                              208,587             -
                                                      ------------  ------------
  Total expenses                                        1,229,326     2,217,281
                                                      ------------  ------------

Net loss                                              $  (355,010)  $(1,152,568)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.38)  $    (1.24 )
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $13,101,469   $13,254,509
                                                      ============  ============
Total liabilities                                     $ 2,866,768   $ 2,866,768
Partners' capital (deficit)
   General Partner                                       (462,616)     (454,963)
   Limited Partnership Interests                       10,697,317    10,842,704
                                                      ------------  ------------
Total partners' capital                               $10,234,701   $10,387,741
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   294,311   $   294,311
Interest income                                26,799        26,799
Interest income - loan receivable                   -       173,121
Interest income - affiliate                    23,147        23,147
Gain on sale of equipment                       1,400         1,400
                                          ------------  ------------
  Total income                                345,657       518,778
                                          ------------  ------------

Expenses

Depreciation                                  155,453       155,453
Interest expense                               48,153        48,153
Equipment management fees - affiliate          13,707        13,707
Operating expenses - affiliate                 59,416        59,416
Partnership's share of unconsolidated
  real estate venture's loss                   26,022             -
                                          ------------  ------------
  Total expenses                              302,751       276,729
                                          ------------  ------------

Net income                                $    42,906   $   242,049
                                          ============  ============
Net income per limited partnership unit   $      0.05   $      0.26
                                          ============  ============



Balance Sheet Data:

Total assets                              $13,816,334   $14,064,871
                                          ============  ============
Total liabilities                         $ 2,811,708   $ 2,811,708
Partners' capital (deficit)
   General Partner                           (424,120)     (411,693)
   Limited Partnership Interests           11,428,746    11,664,856
                                          ------------  ------------
Total partners' capital                   $11,004,626   $11,253,163
                                          ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   618,764   $   618,764
Interest income                                99,967        99,967
Interest income - loan receivable                   -       217,828
Interest income - affiliate                    46,550        46,550
Gain on sale of equipment                       7,500         7,500
                                          ------------  ------------
  Total income                                772,781       990,609
                                          ------------  ------------

Expenses

Depreciation                                  343,087       343,087
Interest expense                              103,878       103,878
Equipment management fees - affiliate          28,847        28,847
Operating expenses - affiliate                126,250       126,250
Partnership's share of unconsolidated
  real estate venture's loss                   30,709             -
                                          ------------  ------------
  Total expenses                              632,771       602,062
                                          ------------  ------------

Net income                                $   140,010   $   388,547
                                          ============  ============
Net income per limited partnership unit   $      0.15   $      0.42
                                          ============  ============



Balance Sheet Data:

Total assets                              $13,816,334   $14,064,871
                                          ============  ============
Total liabilities                         $ 2,811,708   $ 2,811,708
Partners' capital (deficit)
   General Partner                           (424,120)     (411,693)
   Limited Partnership Interests           11,428,746    11,664,856
                                          ------------  ------------
Total partners' capital                   $11,004,626   $11,253,163
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
     Item 1. Financial Statements (Restated):

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

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  2,512,518   $   2,087,671
Rents receivable                                                136,023         227,675
Accounts receivable - other                                     181,613          32,056
Accounts receivable - affiliate                                 161,525          85,244
Interest receivable - affiliate                                  23,147               -
Prepaid expenses                                                  8,872               -
Interest receivable - loan, net of allowance of $777,417
  at June 30, 2001                                                    -         587,020
Loan receivable, net of allowance of $419,125
  at June 30, 2001                                            4,370,875       4,790,000
Net investment in sales-type lease                              115,556         215,215
Note receivable - affiliate - at fair market value              938,718         938,718
Investment securities - affiliate - at fair market value        127,722         162,313
Equipment at cost, net of accumulated depreciation
  of $5,354,078 and $4,823,912 at June 30, 2001
  and December 31, 2000, respectively                         4,677,940       5,216,254
                                                           -------------  --------------

      Total assets                                         $ 13,254,509   $  14,342,166
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  2,161,348   $   2,249,301
Accrued interest                                                 14,449          17,870
Accrued liabilities                                             508,384         481,926
Accrued liabilities - affiliate                                 166,726          21,651
Deferred rental income                                           15,861          31,109
                                                           -------------  --------------
     Total liabilities                                        2,866,768       2,801,857
                                                           -------------  --------------


Partners' capital (deficit):
   General Partner                                             (454,963)       (397,335)
   Limited Partnership Interests
   (883,829.31 Units; initial purchase price of $25 each)    10,842,704      11,937,644
                                                           -------------  --------------
     Total partners' capital                                 10,387,741      11,540,309
                                                           -------------  --------------

     Total liabilities and partners' capital               $ 13,254,509   $  14,342,166
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

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,



 .                                                         2001           2000           2001           2000
 .                                                       Restated       Restated       Restated       Restated
INCOME                                                (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)
Operating lease revenue                               $    431,955   $    294,311   $    769,243   $    618,764
Sales-type lease revenue                                     3,001              -          6,002              -
Interest income                                             29,850         26,799         52,471         99,967
Interest income - loan                                           -        173,121        190,397        217,828
Interest income - affiliate                                 23,147         23,147         46,550         46,550
Gain on sale of equipment                                        -          1,400             50          7,500
                                                      -------------  -------------  -------------  -------------
  Total income                                             487,953        518,778      1,064,713        990,609
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                               174,658        155,453        349,314        343,087
Write-down of equipment                                    189,000              -        189,000              -
Interest expense                                            40,392         48,153         71,483        103,878
Equipment management fees - affiliate                       23,298         13,707         41,754         28,847
Operating expenses - affiliate                             241,055         59,416        334,597        126,250
Write-down of impaired loan and interest receivable      1,196,542              -      1,196,542              -
Write-down of investment securities - affiliate                  -              -         34,591              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                         1,864,945        276,729      2,217,281        602,062
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $ (1,376,992)  $    242,049   $ (1,152,568)  $    388,547
                                                      =============  =============  =============  =============



Net income per limited partnership unit               $      (1.48)  $       0.26   $      (1.24)  $       0.42
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============









   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                           General    Limited Partners
                                           Partner
                                          ----------
                                            Amount         Units           Amount        Total
 Balance at December 31, 2000 (Restated)  $(397,335)        883,829.31  $11,937,644   $11,540,309

   Net loss (Restated)                      (57,628)                 -   (1,094,940)   (1,152,568)

   Unrealized loss on investment
   securities - affiliate                      (665)                 -      (12,639)      (13,304)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                       665                  -       12,639        13,304
                                          ----------  ----------------  ------------  ------------

 Comprehensive loss                         (57,628)                 -   (1,094,940)   (1,152,568)
                                          ----------  ----------------  ------------  ------------

 Balance at June 30, 2001 (Restated)      $(454,963)        883,829.31  $10,842,704   $10,387,741
                                          ==========  ================  ============  ============




























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                              2001           2000
 .                                                           Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $ (1,152,568)  $    388,547
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                 349,314        343,087
  Write-down of impaired loan and interest receivable        1,196,542              -
  Write-down of equipment                                      189,000              -
  Sales-type lease revenue                                      (6,002)             -
  Write-down of investment securities - affiliate               34,591              -
  Gain on sale of equipment                                        (50)        (7,500)
Changes in assets and liabilities:
  Rents receivable                                              91,652         12,761
  Accounts receivable - other                                 (149,557)             -
  Accounts receivable - affiliate                              (76,281)       490,830
  Interest receivable - affiliate                              (23,147)             -
  Prepaid expenses                                              (8,872)             -
  Interest receivable - loan                                  (190,397)      (217,828)
  Collections on net investment in sales-type lease            105,661              -
  Accrued interest                                              (3,421)        (4,837)
  Accrued liabilities                                           26,458       (166,623)
  Accrued liabilities - affiliate                              145,075         (5,170)
  Deferred rental income                                       (15,248)       (15,831)
                                                          -------------  -------------
    Net cash provided by operating activities                  512,750        817,436
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                       50          7,500
Issuance of loan receivable                                          -     (4,790,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities             50     (4,782,500)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                  1,256,951        131,618
Principal payments - notes payable                          (1,344,904)      (268,700)
Distributions paid                                                   -       (235,495)
                                                          -------------  -------------
    Net cash used in financing activities                      (87,953)      (372,577)
                                                          -------------  -------------

Net increase (decrease) in cash and cash equivalents           424,847     (4,337,641)
Cash and cash equivalents at beginning of period             2,087,671      6,089,722
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  2,512,518   $  1,752,081
                                                          =============  =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $     74,904   $    108,715
                                                          =============  =============


See Note 8 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the six months ended June 30, 2001.

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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Fund I-E, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $4,790,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $110,282 and $208,587, and $26,002 and $30,709, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $110,282 and $208,587, respectively, previously recorded during the three and six months ended June 30, 2001 and $26,022 and $30,709, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $190,397 during the six months ended June 30, 2001 and $173,121 and $217,828, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,086,260 and $797,558, respectively, or $1.17 and $0.86, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $199,143 and $248,537, respectively, or $0.21 and $0.27, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No.2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $2,411,954 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,250,000 and a net book value of approximately $3,125,000 at June 30, 2001 (see Note 10).

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

Total minimum lease payments to be received  $123,056
Less: Unearned income                           7,500
                                             --------

  Total                                      $115,556
                                             ========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

NOTE  8  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 11, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.


NOTE  10  -  NOTES  PAYABLE
---------------------------

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

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 4 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Partnership's share was $926,658. The Partnership used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $970,132 and accrued interest and fees of $14,453. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $110,282 and $208,587, respectively, previously recorded during the three and six months ended June 30, 2001 and $26,022 and $30,709, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $190,397 during the six months ended June 30, 2001 and $173,121 and $217,828, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,086,260 and $797,558, respectively, or $1.17 and $0.86, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $199,143 and $248,537, respectively, or $0.21 and $0.27, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


Three  and six months ended June 30, 2001 compared to the three and sixth months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month periods ended June 30, 2001 was $52,997 and $289,418, respectively, compared to $223,067 and $364,345, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income during the three and six month periods ended June 30, 2001 and 2000 included $23,147 and $46,550, respectively, earned on a note receivable from Semele (see Note 8 to the financial statements herein).

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $110,282 and $208,587, respectively, previously recorded during the three and six months ended June 30, 2001 and $26,022 and $30,709, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $190,397 during the six months ended June 30, 2001 and $173,121 and $217,828, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $1,196,542 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,086,260 and $797,558, respectively, or $1.17 and $0.86, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $199,143 and $248,537, respectively, or $0.21 and $0.27, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $241,055 and $334,597 for the three and six months ended June 30, 2001 compared to $59,415 and $126,250, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in Note 11 to the financial statements herein. In addition, operating expenses included approximately $116,000 of re-marketing and storage costs related to the re-lease of an aircraft in June 2001, and storage of another aircraft, which was returned to the General Partner in April 2001, upon its lease term expiration. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $2,566,575 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,161,348 (see Note 10 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 11, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

Cash distributions when paid to the Limited Partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.
 .
The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 10 to the financial statements presented in the Partnership's 2000 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

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

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 11 to the financial statements herein.

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:

 .             Exhibit 99(m).  Lease agreement with Aerovias de Mexico, S.A. de C.V.,
 .             was filed in the Registrant's Annual Report on Form 10-Q for the period
 .             ended June 30, 2001 as Exhibit 1 and is incorporated herein by
 .             reference.

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