Form 10-Q
period 2001-09-30
AMERICAN INCOME FUND I-E LTD PARTNERSHIP
filed 2001-11-14
CIK 868681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Changes in Partners' Capital
                for the nine months ended September 30, 2001                        5

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            22


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    23

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
 .                                                               2001             2000
ASSETS                                                            .           (Restated)
                                                           ---------------  --------------

Cash and cash equivalents                                  $    2,604,840   $   2,087,671
Rents receivable                                                  143,016         227,675
Accounts receivable - other                                        34,270          32,056
Accounts receivable - affiliate                                    75,782          85,244
Interest receivable - affiliate                                    23,661               -
Prepaid expenses                                                    5,070               -
Interest receivable - loan, net of allowance of $777,417
  at September 30, 2001                                                 -         587,020
Loan receivable, net of allowance of $419,125
  at September 30, 2001                                         4,370,875       4,790,000
Net investment in sales-type lease                                 65,727         215,215
Note receivable - affiliate                                       938,718         938,718
Investment securities - affiliate                                 115,482         162,313
Equipment at cost, net of accumulated depreciation
  of $5,528,736 and $4,823,912 at September 30, 2001
  and December 31, 2000, respectively                           4,503,282       5,216,254
                                                           ---------------  --------------

      Total assets                                         $   12,880,723   $  14,342,166
                                                           ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $    2,036,129   $   2,249,301
Accrued interest                                                   13,921          17,870
Accrued liabilities                                               541,985         481,926
Accrued liabilities - affiliate                                    81,306          21,651
Deferred rental income                                             15,861          31,109
                                                           ---------------  --------------
     Total liabilities                                          2,689,202       2,801,857
                                                           ---------------  --------------

Partners' capital (deficit):
   General Partner                                               (464,774)       (397,335)
   Limited Partnership Interests
   (883,829.31 Units; initial purchase price of $25 each)      10,656,295      11,937,644
                                                           ---------------  --------------
     Total partners' capital                                   10,191,521      11,540,309
                                                           ---------------  --------------

     Total liabilities and partners' capital               $   12,880,723   $  14,342,166
                                                           ===============  ==============




   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                              For the three months ended  For the nine months ended
 .                                                 September 30,              September 30,


                                                     2001        2000        2001         2000
 .                                                 (Restated)      .       (Restated)
INCOME
Operating lease revenue                           $  302,887   $289,953  $ 1,072,130   $  908,717
Sales-type lease revenue                               3,001          -        9,003            -
Interest income                                       24,696     33,033       77,167      133,000
Interest income - loan                                     -    181,314      190,397      399,141
Interest income - affiliate                           23,661     23,661       70,211       70,211
Gain on sale of equipment                                  -     48,994           50       56,494
                                                  -----------  --------  ------------  ----------
  Total income                                       354,245    576,955    1,418,958    1,567,563
                                                  -----------  --------  ------------  ----------

EXPENSES

Depreciation                                         174,658    181,147      523,972      524,234
Write-down of equipment                                    -          -      189,000            -
Interest expense                                      39,251     49,320      110,734      153,198
Equipment management fees - affiliate                  5,548     13,458       47,302       42,305
Operating expenses - affiliate                       318,768    297,654      653,365      423,904
Write-down of impaired loan and interest
  receivable                                               -          -    1,196,542            -
Write-down of investment securities - affiliate            -          -       34,591            -
                                                  -----------  --------  ------------  ----------
  Total expenses                                     538,225    541,579    2,755,506    1,143,641
                                                  -----------  --------  ------------  ----------

Net income (loss)                                 $ (183,980)  $ 35,376  $(1,336,548)  $  423,922
                                                  ===========  ========  ============  ==========



Net income (loss) per limited partnership unit    $    (0.20)  $   0.04  $     (1.44)  $     0.46
                                                  ===========  ========  ============  ==========
Cash distributions declared
   per limited partnership unit                   $       --   $     --  $        --   $       --
                                                  ===========  ========  ============  ==========










   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)




                                            General    Limited Partners
                                            Partner
                                           ----------
                                             Amount         Units           Amount        Total
 Balance at December 31, 2000  (Restated)  $(397,335)        883,829.31  $11,937,644   $11,540,309

   Net loss                                  (66,827)                 -   (1,269,721)   (1,336,548)

   Unrealized loss on investment
   securities - affiliate                     (1,277)                 -      (24,267)      (25,544)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                        665                  -       12,639        13,304
                                           ----------  ----------------  ------------  ------------

 Comprehensive loss                          (67,439)                 -   (1,281,349)   (1,348,788)
                                           ----------  ----------------  ------------  ------------

 Balance at September 30, 2001             $(464,774)        883,829.31  $10,656,295   $10,191,521
                                           ==========  ================  ============  ============



























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                              2001          2000
 .                                                          (Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $(1,336,548)  $   423,922
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                523,972       524,234
  Write-down of equipment                                     189,000             -
  Sales-type lease revenue                                     (9,003)            -
  Write-down of impaired loan and interest receivable       1,196,542             -
  Write-down of investment securities - affiliate              34,591             -
  Gain on sale of equipment                                       (50)      (56,494)
Changes in assets and liabilities:
  Rents receivable                                             84,659           198
  Accounts receivable - other                                  (2,214)      (32,056)
  Accounts receivable - affiliate                               9,462       494,762
  Interest receivable - affiliate                             (23,661)            -
  Prepaid expenses                                             (5,070)            -
  Interest receivable - loan                                 (190,397)     (399,141)
  Collections on net investment in sales-type lease           158,491             -
  Accrued interest                                             (3,949)       (6,576)
  Accrued liabilities                                          60,059           102
  Accrued liabilities - affiliate                              59,655         8,872
  Deferred rental income                                      (15,248)      (16,635)
                                                          ------------  ------------
    Net cash provided by operating activities                 730,291       941,188
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                      50       246,825
Loan receivable                                                     -    (4,790,000)
                                                          ------------  ------------
    Net cash provided by (used in) investing activities            50    (4,543,175)
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                 1,256,951       131,618
Principal payments - notes payable                         (1,470,123)     (410,662)
Distributions paid                                                  -      (235,495)
                                                          ------------  ------------
    Net cash used in financing activities                    (213,172)     (514,539)
                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents          517,169    (4,116,526)
Cash and cash equivalents at beginning of period            2,087,671     6,089,722
                                                          ------------  ------------
Cash and cash equivalents at end of period                $ 2,604,840   $ 1,973,196
                                                          ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $   114,683   $   108,715
                                                          ============  ============


See Note 7 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the nine months ended September 30, 2001.

See Note 9 to the financial statements regarding the refinancing of one of the Partnership's notes payable in February 2001.

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential
Holdings") should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was not evaluated as likely to be collected. Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings for the nine months ended September 30, 2000 of $108,367 previously recorded and recognized interest income of $399,141, resulting in a decrease in the net loss for the nine months ended September 30, 2000 of $507,508, or $0.55 per limited partnership unit. As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 and as of December 31, 2000 have been restated from the amounts previously reported.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At September 30, 2001, American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") had $2,530,066 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents for operating leases of $2,250,982 are due as follows:

For the year ending September 30,   2002  $  766,775
                                    2003     756,845
                                    2004     546,090
                                    2005     181,272
                                          ----------

 .                                  Total  $2,250,982
                                          ==========



Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The
Partnership's share of the early termination fee was $146,412, which was recognized as operating lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $69,720, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Programs will receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,087,632.

Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method, which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $70,225 are due through the date of the lease expiration in January 2002.

NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                             Remaining
                                               Lease
                                                Term      Equipment
                 Equipment Type               (Months)     at Cost
-------------------------------------------  ----------  ------------
Aircraft                                           0-45  $ 5,659,663
Trailers and intermodal containers                   21    1,756,524
Locomotives                                          30    1,522,810
Materials handling                                  0-3    1,093,021
                                                         ------------
 Total equipment cost                                 .   10,032,018
 Accumulated depreciation                             .   (5,528,736)
                                                         ------------
 Equipment, net of accumulated depreciation           .  $ 4,503,282
                                                         ============


At September 30, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of approximately $8,940,000, representing approximately 89% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,250,000 and a net book value of approximately $3,312,000 at September 30, 2001 (see Note 9).

The summary above includes the Partnership's interest in a McDonnell Douglas MD-82 aircraft, which had been leased to Finnair OY through April 2001. Upon expiration of the lease, the aircraft was returned to the General Partner. The Partnership's interest in this aircraft had an original cost of approximately $1,360,000 and a net book value of approximately $661,000 at September 30, 2001. The General Partner is attempting to remarket this aircraft.

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
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $4,790,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of and for the periods ended September 30, 2001 and 2000, respectively, is as follows:
                                               (Unaudited)
                                    As  of  and  for  the  periods  ended
                                              September 30,

                                            2001           2000
                                        -------------  ------------
Total assets                            $ 81,508,282   $63,457,759
Total liabilities                       $ 89,882,493   $61,693,359
Minority interest                       $  1,688,330   $ 2,527,750
Total deficit                           $(10,062,541)  $  (763,350)

Total revenues                          $  9,371,321   $ 1,565,618
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $ 15,574,223   $ 5,109,324
Net loss                                $ (6,202,902)  $(3,543,706)


During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $1,196,542 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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


NOTE  6  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month periods ended September 30, 2001, the Partnership recognized sales-type lease revenue of $3,001 and $9,003, respectively, from this lease. At September 30, 2001, the components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received  $70,225
Less: Unearned income                          4,498
                                             -------

  Total                                      $65,727
                                             =======


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

NOTE  7  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 42,574 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $938,718. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $70,211 related to the Semele Note for each of the nine months ended September 30, 2001 and 2000.

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

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-dale are carried at fair value. At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the nine months ended September 30, 2001 of $34,591.

During the six months ended September 30, 2001, the Partnership decreased the carrying value of its investment in Semele common stock based on the quoted price of the Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2001, resulting in an unrealized loss of $25,544 at September 30, 2001. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Equipment management fees        $ 47,302  $ 42,305
Administrative charges             71,298    74,552
Reimbursable operating expenses
   due to third parties           582,067   349,352
                                 --------  --------

          Total                  $700,667  $466,209
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2001, the Partnership was owed $75,782 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.


NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at September 30, 2001 consisted of three installment notes totaling $2,036,129 payable to banks and institutional lenders which bear an interest rate of either 6.76%, 7.03% or 7.65%,. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and, in addition the Partnership has a balloon payment obligation at the expiration of the lease term related to one of the two aircraft leased to Aerovias de Mexico, S.A. de C.V. of $264,310 in September 2004.

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

Management believes that the carrying amount of notes payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  notes  payable  are  as  follows:

For the year ending September 30,   2002  $  528,692
                                    2003     567,679
                                    2004     498,534
                                    2005     441,224
                                          ----------

  .                                Total  $2,036,129
                                          ==========



NOTE  10  -  LEGAL  PROCEEDINGS
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

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that it is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 10 to the financial statements for additional discussion.


Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

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

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Partnership's assets and the Partnership's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the General Partner to determine the long-term effects, if any, that these events may have on the economic performance of the Partnership's equipment portfolio. Approximately 56% of the Partnership's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Partnership's assets as a result of these events and while it is currently not possible for the General Partner to determine the ultimate long-term economic consequences of these events to the Partnership, the General Partner expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by an aircraft lessee, the Partnership could suffer material losses. At September 30, 2001, the Partnership has collected substantially all rents owed from aircraft lessees. The General Partner is monitoring the situation and will continue to evaluate potential implications to the Partnership's financial position and future liquidity.

Results  of  Operations
-----------------------

For the three and nine month periods ended September 30, 2001, the Partnership recognized operating lease revenue of $302,887 and $1,072,130, respectively, compared to $289,953 and $908,717, respectively, for the same periods in 2000. The increase in operating lease revenue from 2000 to 2001 resulted from the September 2000 re-lease of a McDonnell Douglas MD-82 aircraft and a Boeing 737-2H4 aircraft in which the Partnership holds ownership interests and lease termination proceeds, as discussed below. These increases were partially offset by the affects on operating lease revenue of the lease term expiration in April 2001 of a second McDonnell Douglas MD-82 aircraft and sales of equipment. In the future, operating lease revenue is expected to decline due to lease term expirations and equipment sales.

The lease term associated with a Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $74,800 for the nine month period ended September 30, 2001 related to its interest in this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $144,200 and $31,316 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

In June 2001, the Partnership and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Partnership's share of the early termination fee was $146,412, which was recognized as operating lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $69,720, which was accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Partnership's share is $1,087,632.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. The lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $68,716 and $155,781 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been off lease from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month periods ended September 30, 2001, the Partnership recognized sales-type lease revenue of $3,001 and $9,003, respectively.

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

Interest income for the three and nine month periods ended September 30, 2001 was $48,357 and $337,775, respectively, compared to $238,008 and $602,352, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income from short-term investments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest  income  during  the  nine  months  ended  September  30, 2001 included
$190,397 earned on the loan receivable from Echelon Residential Holdings, compared to $181,314 and $399,141, respectively, for the three and nine months ended September 30, 2000. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $1,196,542 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

Interest income during the three and nine month periods ended September 30, 2001 and 2000 also included $23,661 and $70,211, respectively, earned on a note receivable from Semele (see Note 7 to the financial statements herein).

During the nine months ended September 30, 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties, resulting in net gains, for financial statement purposes, of $50. There were no equipment sales in the three months ended September 30, 2001. During the three and nine months ended September 30, 2000, the Partnership sold equipment with an aggregate net book value of $190,331 to existing lessees and third parties for a net gain, for financial statement purposes, of $48,994 and $56,494 respectively.

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

Depreciation expense for the three and nine month periods ended September 30, 2001 was $174,658 and $523,972, respectively, compared to $181,147 and $524,234, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

During the nine months ended September 30, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently off lease. The resulting charge of $189,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

For the three and nine month periods ended September 30, 2001 and 2000, the Partnership incurred interest expense of $39,251 and $110,734, respectively, compared to $49,320 and $153,198, respectively, for the same periods in 2000. In the future, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees were $5,548 and $47,302, respectively, for the three and nine month periods ended September 30, 2001 compared to $13,458 and $42,305, respectively, for the same periods in 2000.

Operating expenses were $318,768 and $653,365 for the three and nine months ended September 30, 2001 compared to $297,654 and $423,904, respectively, for the same periods in 2000. During the nine months ended September 30, 2001, operating expenses included approximately $84,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein and approximately $311,000 of re-marketing and storage costs related to the re-lease of an aircraft in June 2001, and storage of another aircraft, which was returned to the General Partner in April 2001, upon its lease term expiration. Operating expenses during the nine months ended September 30, 2000 included approximately $131,000 accrued for the Partnership's proportionate share of the cost of a required D-check on a McDonnell Douglas aircraft currently off lease. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the nine months ended September 30, 2001 of $34,591.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The  Partnership  by  its  nature  is  a limited life entity.  The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $730,291 and $941,188 for the nine months ended September 30, 2001
and  2000,  respectively.    Future  renewal,  re-lease  and  equipment  sale
activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its assets. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2001 and 2000, the Partnership realized equipment sale proceeds of $50 and $246,825, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At September 30, 2001, the Partnership was due aggregate future minimum lease payments of $2,321,207 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,036,129 (see Note 9 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $1,196,542 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 10 to the financial statements, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-dale are carried at fair value. At March 31, 2001, the Partnership determined that the decline in the market value of its Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock resulting in a total realized loss in the nine months ended September 30, 2001 of $34,591. See Results of Operations.

During the six months ended September 30, 2001, the Partnership decreased the carrying value of its investment in Semele common stock based on the quoted price of the Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2001, resulting in an unrealized loss of $25,544. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

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

In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to an aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $792,567 including $462,274 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $330,293 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $85,579 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and Partnership has a balloon payment obligation at the expiration of the lease term of $264,310 in September 2004. In the nine months ended September 30, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and in addition to refinancing the existing indebtedness, received additional proceeds of $131,618.

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

At September 30, 2001, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

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

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on accompanying Statement of Cash Flows. No cash distributions were declared for either of the nine month periods ended September 30, 2001 or 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

The outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's three notes payable bear interest rates of 6.76%, 7.03% and 7.65%, which amortize monthly through September 2005. The fair market value of fixed interest rate on debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership for the nine months ended September 30, 2001 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. The effect of interest rate fluctuations on the Partnership for the nine months ended September 30, 2001 was not material.

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


          AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  14,  2001
          -------------------