Form 10-Q
period 2002-03-31
AMERICAN INCOME FUND I-E LTD PARTNERSHIP
filed 2002-05-15
CIK 868681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2002
                                              -------------------

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

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Changes in Partners' Capital
                for the three months ended March 31, 2002                   5

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          6

                Notes to the Financial Statements                           7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    19


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            20

                                       22
                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                              March 31,      December 31,
                                                                 2002            2001
                                                            --------------  --------------
ASSETS

Cash and cash equivalents                                   $   2,616,834   $   2,652,569
Rents receivable, net of allowance of $44,025 and $39,329
  at March 31, 2002 and December 31, 2001, respectively           129,181         158,998
Accounts receivable - affiliate                                    29,053          59,488
Interest receivable - affiliate                                    23,404          23,661
Prepaid expenses                                                    7,802           1,266
Interest receivable - loan, net of allowance of $777,417
  at March 31, 2002 and December 31, 2001                               -               -
Loan receivable, net of allowance of $419,125
  at March 31, 2002 and December 31, 2001                       4,370,875       4,370,875
Net investment in sales-type lease                                      -          15,898
Note receivable - affiliate                                       938,718         938,718
Investment securities - affiliate                                  88,128          80,891
Equipment at cost, net of accumulated depreciation
  of $5,415,223 and $5,240,564 at March 31, 2002
  and December 31, 2001, respectively                           4,123,966       4,298,625
                                                            --------------  --------------

      Total assets                                          $  12,327,961   $  12,600,989
                                                            ==============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $   1,779,251   $   1,911,013
Accrued interest                                                   11,920          12,080
Accrued liabilities                                               424,689         529,130
Accrued liabilities - affiliate                                    84,310          68,246
Deferred rental income                                              2,360           2,360
                                                            --------------  --------------
     Total liabilities                                          2,302,530       2,522,829
                                                            --------------  --------------


Partners' capital (deficit):
   General Partner                                               (473,441)       (470,443)
   Limited Partnership interests
   (883,829.31 Units; initial purchase price of $25 each)      10,491,635      10,548,603
   Accumulated other comprehensive income                           7,237               -
                                                            --------------  --------------
     Total partners' capital                                   10,025,431      10,078,160
                                                            --------------  --------------

     Total liabilities and partners' capital                $  12,327,961   $  12,600,989
                                                            ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                       2002           2001
..                                                  ------------   ------------
INCOME
Operating lease revenue                           $     214,768   $     337,288
Sales-type lease revenue                                      -           3,001
Interest income                                          11,796          22,621
Interest income - loan                                        -         190,397
Interest income - affiliate                              23,403          23,403
Gain on sale of equipment                                     -              50
                                                  --------------  -------------
  Total income                                          249,967         576,760
                                                  --------------  -------------

EXPENSES

Depreciation                                            174,659         174,656
Interest expense                                         33,075          31,091
Equipment management fees - affiliate                    13,262          18,456
Bad debt expense                                         20,594               -
Operating expenses - affiliate                           68,343          93,542
Write-down of investment securities - affiliate               -          34,591
                                                  --------------  -------------
  Total expenses                                        309,933         352,336
                                                  --------------  -------------

Net income (loss)                                 $     (59,966)  $     224,424
                                                  ==============  =============



Net income (loss) per limited partnership unit    $       (0.06)  $        0.24
                                                  ==============  =============
Cash distributions declared
   per limited partnership unit                   $          --   $          --
                                                  ==============  =============












   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)



                                                                                 Accumulated
                                   General                                       Other
                                   Partner         Limited       Partners        Comprehensive
                                   Amount          Units         Amount          Income         Total
                                   --------------  ------------  --------------  -------------  --------------
 Balance at December 31, 2001      $    (470,443)    883,829.31  $  10,548,603   $           -  $  10,078,160

   Net loss                               (2,998)             -        (56,968)              -        (59,966)
   Unrealized gain on investment
     securities - affiliate                    -              -              -           7,237          7,237
                                   --------------  ------------  --------------  -------------  --------------
 Comprehensive income (loss)              (2,998)             -        (56,968)          7,237        (52,729)
                                   --------------  ------------  --------------  -------------  --------------

 Balance at March 31, 2002         $    (473,441)    883,829.31  $  10,491,635   $       7,237  $  10,025,431
                                   ==============  ============  ==============  =============  ==============































   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                             2002            2001
..                                                        ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $(59,966)        $224,424
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation                                               174,659         174,656
Bad debt expense                                            20,594            -
Sales-type lease revenue                                      -            (3,001)
Write-down of investment securities - affiliate               -             34,591
Gain on sale of equipment                                     -              (50)
Changes in assets and liabilities:
Rents receivable                                            25,121          70,434
Accounts receivable - other                                   -             32,056
Accounts receivable - affiliate                             30,435         (70,284)
Interest receivable - affiliate                              257           (23,403)
Prepaid expenses                                           (6,536)         (12,418)
Interest receivable - loan                                    -           (190,397)
Collections on net investment in sales-type lease             -             52,831
Accrued interest                                            (160)          (2,054)
Accrued liabilities                                       (104,441)       (115,960)
Accrued liabilities - affiliate                             16,064          11,914
Deferred rental income                                        -             2,960
                                                        --------------  --------------
Net cash provided by operating activities                   96,027         186,299
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                 -               50
                                                        --------------  --------------
Net cash provided by investing activities                     -               50
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                   -            330,293
Principal payments - notes payable                        (131,762)       (228,096)
                                                        --------------  --------------
Net cash provided by (used in) financing activities       (131,762)        102,197
                                                        --------------  --------------

Net increase (decrease) in cash and cash equivalents       (35,735)        288,546
Cash and cash equivalents at beginning of period          2,652,569       2,087,671
                                                        --------------  --------------
Cash and cash equivalents at end of period                $2,616,834      $2,376,217
                                                        ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $33,235         $33,145
                                                        ==============  ==============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:
See Note 6 to the financial statements regarding the increase of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2002.

In February 2001, the Partnership refinanced certain indebtedness and accrued interest in the amount of $462,274.

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)



NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the financial statements and related footnotes presented in the 2001 Annual Report (Form 10-K) of American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three month periods ended March 31, 2002 and 2001 have been made and are reflected.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner, wholly owned by Equis Financial Group Limited Partnership ("EFG"), would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents for operating leases of $1,769,271 are due as follows:


For the year ending March 31,   2003  $  711,914
                                2004     659,990
                                2005     352,049
                                2006      45,318
                                      ----------

..                              Total  $1,769,271
                                      ==========


Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

..                                              Remaining
..                                              Lease Term   Equipment
 Equipment Type                                   (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft. . . . . . . . . . . . . . . . . . .         0-39  $ 5,659,663
Trailers/intermodal containers. . . . . . . .           15    1,756,524
Railroad. . . . . . . . . . . . . . . . . . .           24    1,522,810
Materials handling. . . . . . . . . . . . . .          0-9      600,192
                                                            ------------
   Total equipment cost            .                     -    9,539,189
   Accumulated depreciation                              -   (5,415,223)
                                                            ------------
   Equipment, net of accumulated depreciation            -  $ 4,123,966
                                                            ============


At March 31, 2002, the Partnership's equipment portfolio included equipment having a proportionate original cost of approximately $8,940,000, representing approximately 94% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $5,250,000 and a net book value of approximately $3,120,000 at March 31, 2002.

The Partnership entered into a three-year lease agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease will terminate in August 2002. The total payments due under the amended lease approximate the total payments remaining under the original lease.

The summary above includes a McDonnell Douglas MD-82 aircraft returned in April 2001, being held for re-lease or sale with an original proportionate cost of approximately $1,359,000 and a net book value of approximately $593,000. The General Partner is actively seeking the sale or re-lease of this aircraft.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $4,790,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The summarized unaudited financial information for Echelon Residential Holdings as of and for the quarters ended March 31, 2002 and 2001 is as follows:


                                            2002           2001
                                        -------------  ------------
Total assets                            $ 89,635,923   $72,861,183
Total liabilities                       $100,468,976   $76,780,082
Minority interest                       $  1,507,536   $ 1,906,448
Total deficit                           $(12,340,589)  $(5,825,347)

Total revenues                          $  3,559,971   $ 1,063,439
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  5,358,501   $ 3,096,648
Net loss                                $ (1,798,530)  $(2,033,209)




NOTE  5  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease was the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft was to transfer to Royal Aviation Inc., at the expiration of the lease term in January 2002. For the quarter ended March 31, 2001, the Partnership recognized sales-type lease revenue of $3,001 from this lease.

In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of March 31, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of the net estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the three months ended March 31, 2002 was $15,898.


NOTE  6  -  INVESTMENT  SECURITIES  - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE.
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 42,574 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $938,718. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $23,403 related to the Semele Note for each of the three month periods ended March 31, 2002 and 2001.

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

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value.
During the three months ended March 31, 2002, the Partnership increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $7,237. This gain was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the General Partner determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31,
2001) resulting in a loss of $34,591 in the three months ended March 31, 2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                  2002      2001
                                 -------  --------
Equipment management fees        $13,262  $ 18,456
Administrative charges            45,121    23,766
Reimbursable operating expenses
   due to third parties           23,222    69,776
                                 -------  --------

          Total                  $81,605  $111,998
                                 =======  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2002, the Partnership was owed $29,053 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.

NOTE  8  -  NOTES  PAYABLE
--------------------------

Notes payable at March 31, 2002 consisted of three installment notes totaling $1,779,251 payable to banks and institutional lenders which bear an interest rate of either 6.76%, 7.03% or 7.65%. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and, in addition the Partnership has a balloon payment obligation at the expiration of the lease term related to one of the two aircraft leased to Aerovias de Mexico, S.A. de C.V. of $264,310 in September 2004.

Management believes that the carrying amount of notes payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  notes  payable  are  as  follows:

  For the year ending March 31,   2003  $  548,512
                                  2004     588,450
                                  2005     592,742
                                  2006      49,547
                                        ----------
..                                Total  $1,779,251
                                        ==========





NOTE  9  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.,  the  outcome  of  which  could  significantly  alter the nature of the
-------
Partnership's  organization  and  its  future  business  operations.
------

The Defendant's and Plaintiff's Counsel have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future engage, in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

While there can be no assurance that the Revised Settlement will receive final Court approval and be effected, if it is, the assets of the Partnership will be liquidated and the Partnership dissolved. The dissolution of the Partnership may resolve its status under the 1940 Act. In the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit.


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

Asset  lives  and  depreciation  method:  The  Partnership's  primary  business
----------------------------------------
involves  the  purchase  and  subsequent  lease  of  long-lived  equipment.  The
-------
Partnership's  depreciation policy is intended to allocate the cost of equipment
-------
over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

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

Allowance  for  loan  losses:  The  Partnership  periodically  evaluates  the
-----------------------------
collectibility  of  its  loan's  contractual  principal  and  interest  and  the
---------
existence  of  loan  impairment  indicators,  including contemporaneous economic
--------
conditions,  situations  which  could affect the borrower's ability to repay its
----
obligation, the estimated value of the underlying collateral, and other relevant
--
factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the General Partner of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the  net  carrying  value  of  equipment to determine whether it can be
------
recovered  from  undiscounted  future cash flows.  Adjustments to reduce the net
-----
carrying  value of equipment are recorded in those instances where estimated net
--
realizable value is considered to be less than net carrying value. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

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


Results  of  Operations
-----------------------

For the three months ended March 31, 2002, the Partnership recognized operating lease revenue of $214,768 compared to $337,288 for the same period in 2001. The decrease in operating lease revenue from 2001 to 2002 resulted from lease term expirations and equipment sales. In the future, operating lease revenue is expected to decline due to lease expirations and equipment sales.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft was to transfer to Royal
Aviation Inc., at the expiration of the lease term in January 2002. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on the conditional sales agreement. The General Partner is negotiating for the return of the aircraft. As of March 31, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the three months ended March 31, 2002 was $15,898. For the three months ended March 31, 2001, the Partnership recognized sales-type lease revenue of $3,001.

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

Interest income for the three months ended March 31, 2002 was $35,199 compared to $236,421 for the same period in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $23,403 in each of the three month periods ended March 31, 2002 and 2001, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $190,397 for the three months ended March 31, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership ceased accruing interest on this loan, effective April 1, 2001. See further discussion below.

During the three months ended March 31, 2001, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $50.

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

Depreciation expense for the three months ended March 31, 2002 was $174,659 compared to $174,656 for the same period in 2001. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

For the three months ended March 31, 2002 and 2001, the Partnership incurred interest expense of $33,075 and $31,091, respectively. In the future, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees were $13,262 and $18,456, respectively, for the three month periods ended March 31, 2002 and 2001. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

Operating expenses were $68,343 for the three months ended March 31, 2002 compared to $93,542 for the same period in 2001. During the quarter ended March 31, 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

Bad debt expense was $20,594 for the quarter ended March 31, 2002 including the write-down of the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $34,591.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $96,027 and $186,299 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its assets. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. In the future, the amount of cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2001, the Partnership realized equipment sale proceeds of $50. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At March 31, 2002, the Partnership was due aggregate future minimum lease payments of $1,769,271 from contractual operating lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $1,779,251. At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. In accordance with the Partnership's investment objectives and the terms of its Partnership Agreement, the Partnership generally sells its equipment as the related leases expire. Additionally, the Partnership sells, on a selective basis, equipment before the expiration of the related lease.

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

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value.
During the three months ended March 31, 2002, the Partnership increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $7,237. This gain was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $34,591.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998 and 2001, the General Partner determined that the decline in the market value of the stock was other-than-temporary and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the General Partner is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Partnership obtained long-term financing in connection with certain equipment. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The corresponding note agreements are recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which generally coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near term, the amount of cash used for debt payments will be consistent with the quarter ended March 31, 2002. Subsequently, the amount of cash used will decrease as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has a balloon payment obligation as discussed below.

In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to an aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $792,567 including $462,274 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $330,293 to repay the outstanding balance of the indebtedness and accrued interest related to another aircraft of $85,579 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $264,310 in September 2004.

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

At March 31, 2002, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. In January 2002, this lease was amended, including revising the lease expiration date to August 2002. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001.

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

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. No cash distributions have been declared since 1999. In any given year, it is possible that the Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

Cash distributions when paid to the Limited Partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.
..
The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

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

The Partnership's three notes payable bear interest rates of 6.76%, 7.03% and 7.65% and amortize monthly through September 2005. The fair market value of fixed interest rate on debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership for quarter ended March 31, 2002 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently earns interest at a fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2002 was not material.

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


          AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     May  14,  2002
          --------------




































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