Form 10-Q
period 2002-06-30
AMERICAN INCOME FUND I-E LTD PARTNERSHIP
filed 2002-08-19
CIK 868681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                   For the quarterly period endedJune 30, 2002
                                                 -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                        For the transition period from to


                           Commission File No. 0-20029


          AMERICAN INCOME FUND I-E, A MASSACHUSETTS LIMITED PARTNERSHIP
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Massachusetts                                                 04-3127244
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Changes in Partners' Capital
                for the six months ended June 30, 2002                        5

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      19


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              20

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                              June 30,     December 31,
                                                                2002           2001
                                                            ------------  --------------
ASSETS

Cash and cash equivalents                                   $ 4,101,312   $   2,652,569
Rents receivable, net of allowance of $44,025 and $39,329
  at June 30, 2002 and December 31, 2001, respectively           49,703         158,998
Accounts receivable - affiliate                                  13,627          59,488
Interest receivable - affiliate                                  23,147          23,661
Other assets                                                     13,077           1,266
Interest receivable - loan, net of allowance of
  of $34,942 and $777,417 at June 30, 2002 and
  December 31, 2001, respectively                                     -               -
Loan receivable, net of allowance of $419,125
  at June 30, 2002 and December 31, 2001                      4,370,875       4,370,875
Net investment in sales-type lease                                    -          15,898
Note receivable - affiliate                                     938,718         938,718
Investment securities - affiliate                                70,673          80,891
Equipment at cost, net of accumulated depreciation
  of $3,780,557 and $5,240,564 at June 30, 2002
  and December 31, 2001, respectively                         1,897,091       4,298,625
                                                            ------------  --------------

      Total assets                                          $11,478,223   $  12,600,989
                                                            ============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $ 1,326,326   $   1,911,013
Accrued interest                                                  4,797          12,080
Accrued liabilities                                             293,441         529,130
Accrued liabilities - affiliate                                  76,456          68,246
Deferred rental income                                                -           2,360
                                                            ------------  --------------
     Total liabilities                                        1,701,020       2,522,829
                                                            ------------  --------------


Partners' capital (deficit):
   General Partner                                             (484,980)       (470,443)
   Limited Partnership interests
   (883,829.31 Units; initial purchase price of $25 each)    10,272,401      10,548,603
   Accumulated other comprehensive loss                         (10,218)              -
                                                            ------------  --------------
     Total partners' capital                                  9,777,203      10,078,160
                                                            ------------  --------------

     Total liabilities and partners' capital                $11,478,223   $  12,600,989
                                                            ============  ==============



   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                   For the three months ended   For the six months ended
                                                              June 30,                  June 30,

                                                        2002          2001         2002          2001
                                                     ----------  ------------  -----------  ------------
INCOME
Operating lease revenue                              $  455,077   $   431,955   $  669,845   $   769,243
Sales-type lease revenue                                      -         3,001            -         6,002
Interest income                                          12,789        29,850       24,585        52,471
Interest income - loan                                        -             -            -       190,397
Interest income - affiliate                              23,147        23,147       46,550        46,550
Gain on sale of equipment                                 3,563             -        3,563            50
                                                     ----------  ------------  -----------  ------------
  Total income                                          494,576       487,953      744,543     1,064,713


EXPENSES

Depreciation                                             70,449       174,658      245,108       349,314
Write-down of equipment                               1,220,832       189,000    1,220,832       189,000
Interest expense                                         30,890        40,392       63,965        71,483
Equipment management fees - affiliate                    23,846        23,298       37,108        41,754
Bad debt expense                                              -             -       20,594             -
Operating expenses - affiliate                          121,807       241,055      190,150       334,597
Recovery of bad debt expense from loan receivable      (742,475)            -     (742,475)            -
Write-down of impaired loan and interest receivable           -     1,196,542            -     1,196,542
Write-down of investment securities - affiliate               -             -            -        34,591
                                                     ----------  ------------  -----------  ------------
  Total expenses                                        725,349     1,864,945    1,035,282     2,217,281


Net loss                                             $ (230,773)  $(1,376,992)  $ (290,739)  $(1,152,568)
                                                     ----------  ------------  -----------  ------------


Net loss                                             $    (0.25)  $     (1.48)  $    (0.31)  $     (1.24)
                                                     ----------  ------------  -----------  ------------
Cash distributions declared
   per limited partnership unit                      $        -   $         -   $        -   $         -
                                                     ----------  ------------  -----------  ------------




   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)




                                      .           .            .          Accumulated
                                   General        .            .             Other
                                   Partner     Limited      Partners     Comprehensive
                                    Amount      Units        Amount          Loss           Total
                                  ----------  ----------  ------------  ---------------  ------------
 Balance at December 31, 2001     $(470,443)  883,829.31  $10,548,603   $            -   $10,078,160

   Net loss                         (14,537)           -     (276,202)               -      (290,739)
   Unrealized loss on investment
     securities - affiliate               -            -            -          (10,218)      (10,218)
                                  ----------  ----------  ------------  ---------------  ------------
 Comprehensive loss                 (14,537)           -     (276,202)         (10,218)     (300,957)
                                  ----------  ----------  ------------  ---------------  ------------

 Balance at June 30, 2002         $(484,980)  883,829.31  $10,272,401   $      (10,218)  $ 9,777,203
                                  ==========  ==========  ============  ===============  ============






























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                            2002            2001
..                                                       ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                 $(290,739)     $(1,152,568)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                              245,108         349,314
Write-down of equipment                                  1,220,832        189,000
Bad debt expense                                           20,594            -
Sales-type lease revenue                                     -            (6,002)
Write-down of impaired loan and interest receivable          -           1,196,542
Write-down of investment securities - affiliate              -             34,591
Gain on sale of equipment                                 (3,563)           (50)
Recovery of bad debt expense from loan receivable        (742,475)           -
Changes in assets and liabilities:
Rents receivable                                          104,599          91,652
Accounts receivable - other                                  -           (149,557)
Accounts receivable - affiliate                            45,861         (76,281)
Interest receivable - affiliate                             514           (23,147)
Other assets                                              (11,811)        (8,872)
Interest receivable - loan                                742,475        (190,397)
Collections on net investment in sales-type lease            -            105,661
Accrued interest                                          (7,283)         (3,421)
Accrued liabilities                                      (138,161)         26,458
Accrued liabilities - affiliate                            8,210          145,075
Deferred rental income                                    (2,360)         (15,248)
                                                       --------------  --------------
Net cash provided by operating activities                1,191,801        512,750
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                             841,629            50
                                                       --------------  --------------
Net cash provided by investing activities                 841,629            50
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                  -           1,256,951
Principal payments - notes payable                       (584,687)      (1,344,904)
                                                       --------------  --------------
Net cash used in financing activities                    (584,687)        (87,953)
                                                       --------------  --------------

Net increase in cash and cash equivalents                1,448,743        424,847
Cash and cash equivalents at beginning of period         2,652,569       2,087,671
                                                       --------------  --------------
Cash and cash equivalents at end of period               $4,101,312      $2,512,518
                                                       ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $71,248         $74,904
                                                       ==============  ==============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:
See Note 6 to the financial statements regarding the decrease of the Partnership's carrying value of its investment securities - affiliate during the six months ended June 30, 2002.

In February 2001, the Partnership refinanced certain indebtedness and accrued interest in the amount of $462,274.


   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.



NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner, wholly owned by Equis Financial Group Limited Partnership ("EFG"), would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents for operating leases of $1,209,795 are due as follows:


For the year ending June 30,   2003  $  464,245
                               2004     464,245
                               2005     281,305
                                     ----------

..                             Total  $1,209,795
                                     ==========



See  Note  10  -  "Subsequent  Events"  for  further  discussion.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at June 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

                                               Remaining
                                               Lease Term   Equipment
 Equipment Type                                   (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft. . . . . . . . . . . . . . . . . . .         0-36  $ 5,659,663
Materials handling. . . . . . . . . . . . . .            0       17,985
                                                            ------------
   Total equipment cost            .                     -    5,677,648
   Accumulated depreciation                              -   (3,780,557)
                                                            ------------
   Equipment, net of accumulated depreciation            -  $ 1,897,091
                                                            ============


At June 30, 2002, all of the equipment in the Partnership's portfolio represented a proportionate ownership interest. During the quarter ended June 30, 2002, the Partnership sold substantially all of its remaining non-aircraft equipment to a third party.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $3,727,000 and a net book value of approximately $1,381,000 at June 30, 2002.

The Partnership entered into a three-year lease agreement with Air Slovakia BWJ Ltd. for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease terminated in August 2002, with the title to the aircraft transferring to Air Slovakia.

The summary above includes a McDonnell Douglas MD-82 aircraft returned in April 2001, being held for re-lease or sale with an original proportionate cost of approximately $1,359,000 and a net book value of approximately $437,000. The General Partner is actively seeking the sale or re-lease of this aircraft.

The Partnership accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-87 aircraft, two McDonnell Douglas MD-82 aircraft and a Boeing 737 aircraft. The resulting charge of $1,220,832 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) a current offer to purchase the McDonnell Douglas MD-87 aircraft and one of the McDonnell Douglas MD-82 aircraft, (ii) indications of interest from potential purchasers of the second McDonnell Douglas MD-82 aircraft, (iii) the sale of the Boeing 737 aircraft subsequent to June 30, 2002, and (iv) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $4,790,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the
Partnership reserved all accrued interest of $777,417 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. During the second quarter of 2002, the Partnership received $742,475 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $742,475 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense from loan receivable" in the Statement of Operations. At June 30, 2002, the General Partner believes that the net carrying value of the loan receivable is appropriate.
The summarized unaudited financial information for Echelon Residential Holdings as of and for the six month periods ended June 30, 2002 and 2001 is as follows:



                                            2002           2001
                                        -------------  ------------
Total assets                            $ 94,423,115   $79,159,776
Total liabilities                       $107,902,966   $85,455,528
Minority interest                       $  1,108,573   $ 1,782,982
Total deficit                           $(14,588,424)  $(8,078,734)

Total revenues                          $  1,430,874   $ 1,705,679
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  4,061,173   $ 5,924,774
Net loss                                $ (2,630,299)  $(4,219,095)



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

In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of June 30, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of the net estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the six months ended June 30, 2002 was $15,898.


NOTE  6  -  INVESTMENT  SECURITIES  - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE.
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 42,574 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $938,718. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $46,550 related to the Semele Note during each of the six month periods ended June 30, 2002 and 2001.

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Partnership decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $10,218. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the General Partner determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31,
2001) resulting in a loss of $34,591 in the six months ended June 30, 2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Equipment management fees        $ 37,108  $ 41,754
Administrative charges             94,531    47,532
Reimbursable operating expenses
   due to third parties            95,619   287,065
                                 --------  --------

          Total                  $227,258  $376,351
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2002, the Partnership was owed $13,627 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.

NOTE  8  -  NOTES  PAYABLE
--------------------------

Notes payable at June 30, 2002 consisted of two installment notes totaling $1,326,326 payable to banks and institutional lenders which bear an interest rate of either 7.03% or 7.65%. Both of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The installment notes amortize monthly and, in addition the Partnership has a balloon payment obligation at the expiration of the lease term related to one of the two aircraft leased to Aerovias de Mexico, S.A. de C.V. of $264,310 in September 2004.

Management believes that the carrying amount of notes payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  notes  payable  are  as  follows:

  For the year ending June 30,   2003  $  380,796
                                 2004     408,007
                                 2005     537,523
                                       ----------
..                               Total  $1,326,326
                                       ==========



NOTE  9  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.
-------

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement. See further discussion of the Revised Settlement in
Note  10  -  Subsequent  Events.


NOTE  10  -  SUBSEQUENT  EVENTS
-------------------------------

As of August 9, 2002, the Partnership has sold all of its non-aircraft equipment and transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 and MD-87 aircraft currently leased to Aerovias de Mexico, S.A. de C.V, referred to hereinafter as the Retained Aircraft), remaining cash and non-cash assets to the American Income Fund I-E, a Massachusetts Limited Partnership, Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

See Note 3 "Equipment" for further description of the Partnership's equipment assets.

                            AMERICAN INCOME FUND I-E,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of American Income Fund I-E, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the remarketing of the Partnership's equipment and the performance and liquidation of the Partnership's non-equipment assets.

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, Equis Financial Group Limited Partnership ("EFG") has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings LLC ("Echelon Residential Holdings") for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement.

As of August 9, 2002, the Partnership has sold all of its non-aircraft equipment and transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 and MD-87 aircraft currently leased to Aerovias de Mexico, S.A. de C.V, referred to hereinafter as the Retained Aircraft), remaining cash and non-cash assets to the American Income Fund I-E, a Massachusetts Limited Partnership, Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company.




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


Results  of  Operations
-----------------------

For the three and six month periods ended June 30, 2002, the Partnership recognized operating lease revenue of $455,077 and $669,845, respectively, compared to $431,955 and $769,243, respectively, for the same periods in 2001. Operating lease revenues in the quarter ended June 30, 2002 include approximately $304,000 of early termination rents received by the Partnership in connection with the sale of certain containers. The overall decrease in operating lease revenue from 2001 to 2002 resulted from lease term expirations and equipment sales. In the future, operating lease revenue is expected to decline due to lease expirations and equipment sales.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft was to transfer to Royal
Aviation Inc., at the expiration of the lease term in January 2002. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on the conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of June 30, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded during the six months ended June 30, 2002 was $15,898. For the three and six months ended June 30, 2001, the Partnership recognized sales-type lease revenue of $3,001 and $6,002, respectively.

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

Interest income for the three and six month periods ended June 30, 2002 was $35,936 and $71,135, respectively, compared to $52,997 and $289,418, respectively, for the same periods in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele.

Interest income included $23,147 and $46,550 during both the three and six months ended June 30, 2002 and 2001, respectively, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $190,397 during the six months ended June 30, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership ceased accruing interest on this loan, effective April 1, 2001. See further discussion below.

During the three and six months ended June 30, 2002, the Partnership sold equipment, having a net book value of $838,066 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $3,563, compared to a gain of $50 on fully depreciated equipment, during the six months ended June 30, 2001.

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

Depreciation expense for the three and six month periods ended June 30, 2002 was $70,449 and $245,108, respectively, compared to $174,658 and $349,314, respectively,  for  the  same  periods  in  2001.

During the three months ended June 30, 2002, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-87 aircraft, two McDonnell Douglas MD-82 aircraft and a Boeing 737 aircraft. The resulting charge of $1,220,832 was based on a comparison of estimated fair value and carrying value of the Partnership's interests in the aircraft. The estimate of the fair value was based on (i) a current offer to purchase the McDonnell Douglas MD-87 aircraft and one of the McDonnell Douglas MD-82 aircraft, (ii) indications of interest from potential purchasers of the second McDonnell Douglas MD-82 aircraft, (iii) the sale of the Boeing 737 aircraft subsequent to June 30, 2002, and (iv) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

For the three and six month periods ended June 30, 2002, the Partnership incurred interest expense of $30,890 and $63,965, respectively, compared to $40,392 and $71,483, respectively for the same periods in 2001. In the future, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees were $23,846 and $37,108, respectively, for the three and six months ended June 30, 2002 compared to $23,298 and $41,754, respectively, for the same periods in 2001. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

Bad debt expense was $20,594 during the six months ended June 30, 2002 including the write-down of the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.

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

During the second quarter of 2002, the Partnership received $742,475 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $742,475 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense from loan receivable" in the Statement of Operations.

Operating expenses were $121,807 and $190,150, respectively, for the three and six month periods ended June 30, 2002, compared to $241,055 and $334,597, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit and approximately $116,000 of remarketing and storage costs related to the Partnership's aircraft. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with other equipment being remarketed.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $34,591.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. See previous discussion regarding the Partnership's dissolution. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,191,801 and $512,750 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash inflow in 2002 reflects the receipt of approximately $742,000 of interest earned on the loan receivable from Echelon Residential Holdings.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2002 and 2001, the Partnership realized equipment sale proceeds of $841,629 and $50, respectively. During the quarter ended June 30, 2002, the Partnership sold substantially all of its remaining non-aircraft equipment to a third party. At June 30, 2002, the Partnership's equipment portfolio substantially consisted of its ownership interests in certain aircraft.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $419,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $777,417 recorded on the loan receivable through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. During the quarter ended June 30, 2002, the Partnership received a partial payment of the interest due on this loan as discussed above.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that structuring the loan this way may be in violation of the prohibition against loans to affiliates in the Partnership Agreements.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Partnership decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $10,218. This loss was reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $34,591.

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

The Partnership obtained long-term financing in connection with certain equipment. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The corresponding note agreements are recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which generally coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near term, the amount of cash used for debt payments will be consistent with the six months ended June 30, 2002. Subsequently, the amount of cash used will decrease as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has a balloon payment obligation as discussed below.

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

There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket equipment upon lease expiration. In addition, the Partnership has retained funds in connection with the Class Action Lawsuit. The Partnership must contemplate the potential liquidity risks associated with its investment in commercial jet aircraft. The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation.

At June 30, 2002, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease terminated in August 2002, with the title to the aircraft transferring to Air Slovakia. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. Two of these aircraft have lease terms expiring in September 2004 and June 2005, respectively, and the third aircraft was returned to the General Partner upon its lease expiration in April 2001.

Recent changes in the economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of its commercial jet aircraft. Currently, two of the commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements. One of the other aircraft is a McDonnell Douglas MD-82 aircraft, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft. The remaining aircraft was leased to Slovakia BWJ, Ltd., as discussed above.

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

Cash distributions when paid to the Limited Partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be primarily dependent upon the proceeds realized from the liquidation of the Partnership's remaining assets offset by the associated costs of such liquidation and dissolution of the Partnership.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

As of August 9, 2002, the Partnership has sold all of its non-aircraft equipment and transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 and MD-87 aircraft currently leased to Aerovias de Mexico, S.A. de C.V), remaining cash and non-cash assets to the American Income Fund I-E, a Massachusetts Limited Partnership, Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's two notes payable bear interest rates of 7.03% and 7.65% and amortize monthly through June 2005. The fair market value of fixed interest rate on debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership for six months ended June 30, 2002 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently has a stated fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2002 was not material.

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

     Item  2.     Changes  in  Securities
     .     Response:  None

     Item  3.     Defaults  upon  Senior  Securities
     .     Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
     .     Response:  None

     Item  5.     Other  Information
     .     Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 2.13 Amendment to Subsection 2.2 (f) of the Revised Stipulation of Settlement dated January 29, 2002

Exhibit  2.14     Plan  of  Liquidation  and  Dissolution  dated  July  18, 2002

Exhibit 2.15 Account Agency Agreement between Equis Financial Group Limited Partnership and Wilmington Trust Company, dated April 11, 2002

Exhibit 2.16 Liquidating Trust Agreement between the Partnership and Wilmington Trust Company dated July 18, 2002

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Item  6(b).     Reports  on  Form  8-K

Response  :

Form 8-K dated July 18, 2002 to include the Court approved settlement of the Class Action Lawsuit.

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


          AMERICAN INCOME FUND I-E, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        ls/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  19,  2002
          -----------------